Form 10-K
period 2019-12-31
Stonemor Inc.
filed 2020-04-07
CIK 1753886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-39172

STONEMOR INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0103152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Horizon Boulevard Trevose, Pennsylvania	19053
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (215) 826-2800

__________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	STON	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2019, the last business day of the most recent second quarter of the registrant’s predecessor, the aggregate market value of the common units of such predecessor held by non-affiliates was approximately $49.3 million based on $2.20, the closing price per such common unit as reported on the New York Stock Exchange on June 28, 2019.

At March 31, 2020, the registrant had outstanding 94,477,102 shares of Common Stock, par value $.01 per share.

Documents incorporated by reference: None

FORM 10-K OF STONEMOR INC.

EXPLANATORY NOTE

Effective as of December 31, 2019, pursuant to that certain Merger and Reorganization Agreement (as amended, the “Merger Agreement”) by and among StoneMor GP LLC (“StoneMor GP”), a Delaware limited liability company and the general partner of StoneMor Partners L.P. (the “Partnership”), the Partnership, StoneMor GP Holdings LLC, a Delaware limited liability company and formerly the sole member of GP (“GP Holdings”) and Hans Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of GP (“Merger Sub”), GP converted from a Delaware limited liability company into a Delaware corporation named StoneMor Inc. (the “Company”) and Merger Sub was merged with and into the Partnership (the “Merger”). The Company is the successor registrant to the Partnership pursuant to Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12g-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act:”).

As used in this Annual Report on Form 10-K (the “Annual Report”), unless the context otherwise requires, references to the terms the “Company,” “StoneMor,” “we,” “us,” and “our” refer to StoneMor Inc. and its consolidated subsidiaries for all periods from and after the Merger and to StoneMor Partners L.P. and its consolidated subsidiaries for all periods prior to the Merger.

In addition, as used in this Annual Report, unless the context otherwise requires, references to (i) the term “Cornerstone” refers to Cornerstone Family Services, Inc.; (ii) the term “CFSI” refers to CFSI LLC; (iii) the term “CFS” refers to Cornerstone Family Services LLC; (iv) the term “LP Sub” refers to StoneMor LP Holdings, LLC; (v) the term “ACII” refers to American Cemeteries Infrastructure Investors, LLC; (vi) the term “AUH” refers to AIM Universal Holdings, LLC; (vii) the term “AIM” refers to American Infrastructure MLP Funds; (viii) the term “AIM II” refers to American Infrastructure MLP Fund II, L.P.; (ix) the term AIM FFII refers to American Infrastructure MLP Founders Fund II, L.P.; (x) the term “AIM II StoneMor” refers to AIM II Delaware StoneMor, Inc.; (xi) the term AIM Management II refers to American Infrastructure MLP Management II, L.L.C.; and (xiv) the term AIM II Offshore refers to AIM II Offshore, L.P.

We are filing as a smaller reporting company within the meaning of Rule 12b-2 under the Exchange Act. As a smaller reporting company, we may choose to comply with certain scaled or non-scaled financial and non-financial disclosure requirements on an item by item basis.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Our History

We were formed as a Delaware limited partnership in April 2004 and, since our formation, our general partner has been StoneMor GP, a Delaware limited liability company. From May 2014 until December 31, 2019, the sole member of StoneMor GP was GP Holdings.

Recent Developments

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States (the “U.S.”), posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers and vendors. Currently, our operations have been deemed essential by the state and local governments in which we operate, with the exception of Puerto Rico, and we are actively working with federal, state and local government officials to ensure that we continue to satisfy their requirements for offering our essential services. The operation of all of our facilities is critically dependent on our employees who staff these locations. To ensure the wellbeing of our employees and their families, we have provided all of our employees with detailed health and safety literature on COVID-19, such as the Center for Disease Control (the “CDC”)’s industry-specific guidelines for working with the deceased who were and may have been infected with COVID-19. In addition, our procurement and safety teams have updated and developed new safety-oriented guidelines to support daily field operations and provided personal protection equipment to those employees whose positions necessitate them, and we have implemented work from home policies at our corporate office consistent with CDC guidance to reduce the risks of exposure to COVID-19 while still supporting the families that we serve.

Our marketing and sales team has quickly responded to the sales challenges presented by the COVID-19 Pandemic by implementing virtual meeting options using a variety of web-based tools to ensure that we can continue to connect with and meet our customers’ needs in a safe, effective and productive manner. Some of our locations have also started providing live video streaming of their funeral and burial services to our customers, so that family and friends can connect virtually during their time of grief.

Like most businesses world-wide, the COVID-19 Pandemic has impacted us financially; however, we cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows. As recently as early March 2020, we were experiencing sales growth for the first quarter of 2020, as compared to the first quarter of 2019. However, over the last two weeks, we have seen our pre-need sales activity decline as Americans practice social distancing. In addition, our pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. While we expect our pre-need sales to be challenged during the COVID 19 Pandemic, we believe the implementation of our virtual meeting tools is one of several key steps to mitigate this disruption. In addition, we expect that throughout this disruption our cemeteries and funeral homes will remain open and available to serve our families in all the locations in which we operate to the extent permitted by local authorities, with the exception of Puerto Rico.

C-Corporation Conversion

On December 31, 2019, pursuant to the terms of the Merger Agreement, we completed the following series of reorganization transactions (which we sometimes refer to collectively as the “C-Corporation Conversion”):

•	GP Holdings contributed its entire equity interest in the Partnership to StoneMor GP and, in exchange, ultimately received an aggregate of 5,099,969 shares of our common stock;
•	StoneMor GP contributed the common units in the Partnership it received from GP Holdings to LP Sub, a Delaware limited liability company and wholly-owned subsidiary of StoneMor GP;

•

Merger Sub merged with and into the Partnership, with the Partnership surviving as a Delaware limited partnership, and pursuant to which each outstanding Series A Convertible Preferred Unit (defined below) and Common Unit (other than the common units held by LP Sub) was converted into the right to receive one share of our common stock; and

•	StoneMor GP converted from a Delaware limited liability company to a Delaware corporation called StoneMor Inc.

As a result of the C-Corporation Conversion, the Company remains the general partner of the Partnership and LP Sub is the sole limited partner of the Partnership such that, directly or indirectly, the Company owns 100% of the interests in the Partnership.

Divestitures and Early Debt Redemptions

On January 3, 2020, we sold substantially all of the assets of Oakmont Memorial Park, Oakmont Funeral Home, Redwood Chapel, Inspiration Chapel and Oakmont Crematory located in California pursuant to the terms of an asset sale agreement (the “Oakmont Agreement”) with Carriage Funeral Holdings, Inc. for an aggregate cash purchase price of $33.0 million (the “Oakmont Sale”). The divested assets consisted of one cemetery, one funeral home and certain related assets. In March 2020, we entered into an asset purchase agreement for the sale of substantially all of the assets of the cemetery, funeral establishment and crematory commonly known as Olivet Memorial Park, Olivet Funeral and Cremation Services, and Olivet Memorial Park & Crematory pursuant to the terms of an asset sale agreement (the “Olivet Agreement”) with Cypress Lawn Cemetery Association for a net cash purchase price of $24.3 million, subject to certain adjustments (the “Olivet Sale”). In addition, in March 2020, we entered into an asset sale agreement (the “California Agreement”) with certain entities owned by John Yeatman and Guy Saxton to sell substantially all of our remaining California properties, consisting of five cemeteries, six funeral establishments and four crematories (the “Remaining California Assets”) for a cash purchase price of $7.1 million, subject to certain closing adjustments (the “Remaining California Sale”).

In January 2020, we redeemed an aggregate $30.4 million of principal of our 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024 (the “Senior Secured Notes”), primarily using the net proceeds from the Oakmont Sale. Per the indenture dated June 27, 2019 by and among the Partnership, Cornerstone Family Services of West Virginia Subsidiary, Inc., certain direct and indirect subsidiaries of the Company, the initial purchasers party thereto and Wilmington Trust, National Association, as trustee and as collateral agent (as amended, the “Indenture”), we anticipate using the first $23.7 million of net proceeds and 80% of the remaining net proceeds from the Olivet Sale along with 80% of the net proceeds from the Remaining California Sale to redeem additional portions of the outstanding Senior Secured Notes.

The information set forth in this Annual Report regarding our cemeteries and funeral homes is as of December 31, 2019 and does not give effect to the Oakmont Sale, the Olivet Sale or the Remaining California Sale.

Amendments to the Indenture and Capital Raise in 2020

On April 1, 2020, the Partnership, Cornerstone Family Services of West Virginia Subsidiary, Inc. (collectively with the Partnership, the “Issuers”) and Wilmington Trust, National Association, as trustee, entered into the Third Supplemental Indenture (the “Supplemental Indenture”) to the Indenture. Pursuant to the terms of the Supplemental Indenture:

1.	The following financial covenants were amended:
a.

The Interest Coverage Ratio measurements at March 31, June 30 and September 30, 2020 were eliminated and replaced with a Minimum Operating Cash Flow covenant of $(25.0 million), $(35.0 million) and $(35.0 million), respectively;

b.	The required Interest Coverage Ratios at December 31, 2020, March 31, 2021 and June 30, 2021 were reduced to 0.00x, 0.75x and 1.10x, respectively, from 1.15x, 1.25x and 1.30x; and
c.	The Asset Coverage tests at March 31, June 30, September 30 and December 31, 2020 were reduced to 1.40x from 1.60x;
2.

The premium payable upon voluntary redemption of the Senior Secured Notes on or after June 27, 2021 and before June 27, 2022 was increased from 4.0% to 5.0% and the premium payable upon any such voluntary redemption on or after June 27, 2022 and before June 27, 2023 was increased from 2.0% to 3.0%; and

3.

The Issuers agreed to use their best efforts to cause us to effectuate a rights offering on the terms described below as promptly as practicable with an expiration date no later than July 24, 2020 and to receive proceeds of not less than $8.2 million therefrom (in addition to the $8.8 million capital raise described below).

The foregoing amendments effected by the Supplemental Indenture will become operational when we pay a $5 million consent fee to the holders of the Senior Secured Notes, of which $3.5 million will be paid in cash and $1.5 million will be paid by increasing the principal amount of the Senior Secured Notes outstanding, and satisfy other specified conditions.

Concurrently with the execution of the Supplemental Indenture, we entered into a letter agreement (the “Axar Commitment”) with Axar pursuant to which Axar committed to (a) purchase shares of our Series A Preferred Stock with an aggregate purchase price of $8.8 million on April 3, 2020, (b) exercise its basic rights in the rights offering by tendering the shares of Series A Preferred Stock so purchased for shares of our common stock, $0.01 par value per share (“Common Stock”) and (c) purchase any shares offered in the rights offering for which other stockholders do not exercise their rights, up to a maximum of an additional $8.2 million of such shares. We did not pay Axar any commitment, backstop or other fees in connection with the Axar Commitment.

On April 3, 2020, as contemplated by the Axar Commitment, the Company and Axar CL SPV LLC, Star V Partners LLC and Blackwell Partners LLC –Series E. (the “2020 Purchasers”) entered into a Series A Preferred Stock Purchase Agreement (the “2020 Preferred Purchase Agreement”) pursuant to which we sold 176 shares of our Series A Preferred Stock, par value $0.01 per share (the “Preferred Shares”), for a cash price of $50,000 per share, an aggregate of $8.8 million.  We offered and sold the Preferred Shares in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. We relied on this exemption from registration based in part on representations made by the 2020 Purchasers in the 2020 Preferred Purchase Agreement.

Under the terms of the Supplemental Indenture and the Axar Commitment, we agreed to undertake an offering to holders of our Common Stock of transferable rights to purchase their pro rata share of shares of Common Stock with an aggregate exercise price of at least $17 million at a price of $0.73 per share. The rights offering period, during which the rights will be transferable, will be no less than 20 calendar days and no more than 45 calendar days.  We agreed to use our best efforts to complete the rights offering with an expiration date no later than July 24, 2020.

Recapitalization Transactions in 2019

On June 27, 2019, we closed a $447.5 million recapitalization transaction, consisting of (i) the sale of an aggregate of 52,083,333 of the Partnership’s Series A Preferred Units (the “Series A Convertible Preferred Units”) representing limited partner interests in the Partnership at a purchase price of $1.1040 per Preferred Unit, reflecting an 8% discount to the liquidation preference of each Preferred Unit, for an aggregate purchase price of $57.5 million (the “Preferred Offering”) and (ii) a concurrent private placement of $385.0 million of Senior Secured Notes to certain financial institutions (collectively with the Preferred Offering, the “Recapitalization Transactions”). The net proceeds of the Recapitalization Transactions were used to fully repay our then-outstanding senior notes due in June 2021 and retire the revolving credit facility due in May 2020, as well as for associated transaction expenses, cash collateralization of existing letters of credit and other needs under the former credit facility, with the balance available for general corporate purposes.

Board Reconstitution

In connection with the closing of the Recapitalization Transactions, our Board of Directors was reconstituted. Directors Martin R. Lautman, Ph.D., Leo J. Pound, Robert A Sick and Fenton R. Talbott resigned as directors and the authorized number of directors was reduced to seven. Andrew Axelrod, David Miller and Spencer Goldenberg were elected to fill the vacancies created by the resignations. The reconstituted board is comprised of Messrs. Axelrod, Miller and Goldenberg, Robert B. Hellman, Jr., Stephen Negrotti, Patricia Wellenbach and Joseph M. Redling. Mr. Axelrod serves as the chairman of the board.

Strategic Partnership Agreement

On April 2, 2020, we entered into two multi-year Master Services Agreements (the “MSAs”) with Moon Landscaping, Inc. and its affiliate, Rickert Landscaping, Inc. (collectively “Moon”). Under the terms of the MSAs, Moon will provide all grounds and maintenance services at most of the funeral homes, cemeteries and other properties we own or manage including, but not limited to, landscaping, openings and closings, burials, installations, routine maintenance and janitorial services. Moon will hire all of our grounds and maintenance employees at the serviced locations and will perform all functions currently handled by those employees. We expect the implementation of the MSAs to take place on a clustered basis over the next three to four months, with full implementation expected no later than July 31, 2020.

We agreed to pay a total of approximately $241 million over the term of the contract, which runs through December 31, 2024, based upon an initial annual cost of $49 million and annual increases of 2%. The first year cost will be prorated based upon exact implementation and roll-out schedule for each location. As part of the MSAs, we agreed to lease our landscaping and maintenance equipment to Moon for the duration of the agreements and to transfer title to any such equipment we own at the end of the term to Moon, in each case without any additional payment by Moon. As of December 31, 2019, the net book value of the equipment we will be leasing to Moon was approximately $7.4 million.

Each party has the right to terminate the MSAs at any time on six months’ prior written notice, provided that if we terminate the MSAs without cause, we will be obligated to pay Moon an equipment credit fee in the amount of $1.0 million for each year remaining in the term, prorated for the portion of the year in which any such termination occurs. The MSAs also contain representations, covenants and indemnity provisions that are customary for agreements of this nature.

Products and Service Offerings

We are currently one of the largest owners and operators of cemeteries and funeral homes in the U.S. As of December 31, 2019, we operated 321 cemeteries in 27 states and Puerto Rico. We own 291 of these cemeteries and we manage or operate the remaining 30 under lease, management or operating agreements with the nonprofit cemetery companies that own the cemeteries. As of December 31, 2019, we also owned, operated or managed 90 funeral homes, including 42 located on the grounds of cemetery properties that we own, in 17 states and Puerto Rico.

The cemetery products and services that we sell include the following:

Interment Rights	Merchandise	Services
burial lots	burial vaults	installation of burial vaults
lawn crypts	caskets	installation of caskets
mausoleum crypts	grave markers and grave marker bases	installation of other cemetery merchandise
cremation niches	memorials	other service items
perpetual care rights

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. In 2019, we performed 52,010 burials and sold 25,963 interment rights (net of cancellations). Based on our sales of interment spaces in 2019, our cemeteries have an aggregate average remaining sales life of 243 years.

Our cemetery properties are located in Alabama, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, Virginia, Washington, West Virginia and Wisconsin. Our cemetery operations accounted for approximately 82% and 83% of our revenues in 2019 and 2018, respectively.

The funeral home products and services that we sell include the following:

Merchandise	Services
caskets and related items	family consultation
removal and preparation of remains
insurance products
use of funeral home facilities for visitation and prayer services

Our funeral homes are located in Alabama, California, Florida, Illinois, Indiana, Kansas, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Virginia and West Virginia. Our funeral home operations accounted for approximately 18% and 17% of our consolidated revenues in 2019 and 2018, respectively.

OPERATIONS

Segment Reporting and Related Information

We have two distinct reportable segments, which are classified as Cemetery Operations and Funeral Home Operations segments, both of which are supported by corporate costs and expenses.

We have chosen this level of organization and disaggregation of reportable segments because: (a) each reportable segment has unique characteristics that set it apart from the other segment; (b) we have organized our management personnel at these two operational levels; and (c) it is the level at which our chief decision makers evaluates performance.

Cemetery Operations

As of December 31, 2019, we operated 321 cemeteries. Our Cemetery Operations include sales of cemetery interment rights, merchandise and services and the performance of cemetery maintenance and other services. An interment right entitles a customer to a burial space in one of our cemeteries and the perpetual care of that burial space. Burial spaces, or lots, are parcels of property that hold interred human remains. A burial vault is a rectangular container, usually made of concrete but can also be made of steel or plastic, which sits in the burial lot and in which the casket is placed. The top of the burial vault is buried approximately 18 to 24 inches below the surface of the ground, and the casket is placed inside the vault. Burial vaults prevent ground settling that may create uneven ground surfaces. Ground settling typically results in higher maintenance costs and potential exposure for accidents on the property. Lawn crypts are a series of closely spaced burial lots with preinstalled vaults and may include other improvements, such as landscaping, sprinkler systems and drainage. A mausoleum crypt is an above ground structure that may be designed for a particular customer, which we refer to as a private mausoleum or it may be a larger building that serves multiple customers, which we refer to as a community mausoleum. Cremation niches are spaces in which the ashes remaining after cremation are stored. Cremation niches are often part of community mausoleums; although we sell a variety of cremation niches to accommodate our customers’ preferences.

Grave markers, monuments and memorials are above ground products that serve as memorials by showing who is remembered, the dates of birth and death and other pertinent information. These markers, monuments and memorials include simple plates, such as those used in a community mausoleum or cremation niche, flush-to-the-ground granite or bronze markers, headstones or large stone obelisks.

One of the principal services we provide at our cemeteries is an "opening and closing," which is the digging and refilling of burial spaces to install the vault and place the casket into the vault. With pre-need sales, there are usually two openings and closings, where permitted by applicable law. During the initial opening and closing, we install the burial vault in the burial space. Where permitted by applicable law, we usually perform this service shortly after the customer signs a pre-need contract. Advance installation allows us to withdraw the related funds from our merchandise trusts, making the amount in excess of our cost to purchase and install the vault available to us for other uses and eliminates future merchandise trusting requirements for the burial vault and its installation. During the final opening and closing, we remove the dirt above the vault, open the lid of the vault, place the casket into the vault, close the vault lid and replace the ground cover. With at-need sales, we typically perform the initial opening and closing at the time we perform the final opening and closing. Our other services include the installation of other cemetery merchandise and the perpetual care related to interment rights.

Funeral Home Operations

As of December 31, 2019, we owned, operated or managed 90 funeral homes, 42 of which are located on the grounds of cemetery properties that we own. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, final expense insurance products, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and performance of funeral services and transportation services. Funeral Home Operations primarily generate revenues from at-need sales.

Cremation Products and Services

We operate crematories at some of our cemeteries or funeral homes, but our primary crematory operations are sales of receptacles for cremated remains, such as urns, and the inurnment of cremated remains in niches or scattering gardens. Cremation products and services usually cost less than traditional burial products and services and take up less space than burials. We sell cremation products and services on both a pre-need and an at-need basis.

Seasonality

Although the death care business is relatively stable and predictable, our results of operations may be subject to seasonal fluctuations in deaths due to weather conditions, illness and public health crises, such as the COVID-19 Pandemic. Generally, more deaths occur during the winter months, primarily resulting from pneumonia and influenza. In addition, we generally perform fewer initial openings and closings in the winter, as the ground is frozen in many of the areas in which we operate. We may also experience declines in contracts written during the winter months due to increased inclement weather during which our sales staff would be unable to meet with customers.

Sales Contracts

Pre-need products and services are typically sold on an installment basis. At-need products and services are generally required to be paid for in full in cash by the customer at the time of sale. As a result of our pre-need sales, the backlog of unfulfilled pre-

need performance obligations recorded in deferred revenues was $949.4 million and $919.6 million at December 31, 2019 and 2018, respectively.

Trusts

Sales of cemetery products and services are subject to a variety of state regulations. In accordance with these regulations, we are required to establish and fund two types of trusts: merchandise trusts and perpetual care trusts, to ensure that we can meet our future obligations. Our funding obligations are generally equal to a percentage of the sales proceeds or costs of the products and services we sell.

Sales Personnel, Training and Marketing

As of December 31, 2019, we employed 455 full-time commissioned salespeople and four part-time commissioned salespeople, 125 salaried sales managers, 20 outside sales counselors and seven full-time sales support employees. We had two divisional sales vice presidents who report directly to our two divisional presidents. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery sales manager. We have made a commitment to the ongoing education and training of our sales force and to salesperson retention in order to provide our customers high quality customer service and in an effort to comply with all applicable laws and requirements. Our salespeople are trained to prioritize our customers’ needs and sell merchandise and services that are in our customers’ best interests. Our training program includes classroom training at regional training locations, field training, periodically updated training materials that utilize media, such as web based modules, for interactive training and participation in industry seminars. Additionally, we place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

We generate sales leads through various methods including digital marketing, direct mail, websites, funeral follow-up and sales force cold calling, with the assistance of database mining and other marketing resources. We have created a marketing department to allow us to use more sophisticated marketing techniques to focus more effectively on our lead generation and to direct sales efforts. Sales leads are referred to the sales force to schedule an appointment, either at the customer’s home or at the cemetery location.

Acquisitions

We did not complete any acquisitions during the year ended December 31, 2019. On January 19, 2018, we acquired six cemetery properties in Wisconsin and their related assets, net of certain assumed liabilities, for cash consideration of $2.5 million, of which $0.8 million was paid at closing. We had been managing these properties since August 2016. We accounted for the purchase of these properties, which were not material individually or in the aggregate, under the acquisition method of accounting.

Competition

Our cemeteries and funeral homes generally serve customers that live within a 10 to 15-mile radius of a property’s location. We face competition from other cemeteries and funeral homes located within this localized area. Most of these cemeteries and funeral homes are independently owned and operated, and most of these owners and operators are smaller than we are and have fewer resources than we do. We have historically face limited competition from the two larger publicly held death care companies that have U.S. operations — Service Corporation International and Carriage Services, Inc. — as they do not directly operate cemeteries in the same local geographic areas in which we operate. Furthermore, these companies have historically generated the majority of their revenues from funeral home operations. Based on the relative levels of cemetery and funeral home operations of these publicly traded death care companies, which are disclosed in their filings with the Securities and Exchange Commission (the "SEC"), we believe that we are the only publicly held death care company that focuses a majority of its efforts on Cemetery Operations.

Within a localized area of competition, we compete primarily for at-need sales, because, in general, many of the independently owned, local competitors may not have pre-need sales programs. Most of these competitors do not have as many of the resources that are available to us to launch and grow a substantial pre-need sales program. The number of customers that cemeteries and funeral homes are able to attract is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important factors. The sale of cemetery and funeral home products and services on a pre-need basis has increasingly been used by many companies as an important marketing tool. Due to the importance of reputation and heritage, increases in customer base are usually gained over a long period of time.

Competitors within a localized area have an advantage over us if a potential customer’s family members are already buried in the competitor’s cemetery. If either of the two publicly held death care companies identified above operated, or in the future were to operate, cemeteries within close proximity of our cemeteries, they may offer more competition than independent cemeteries and may have a competitive advantage over us to the extent they have greater financial resources available to them due to their size and access to the capital markets.

REGULATION

Our funeral operations are regulated by the Federal Trade Commission (the “FTC”) under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral industry promulgated thereunder referred to as the “Funeral Rule.” The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized price information and various other disclosures about funeral merchandise and services and prohibit a funeral provider from: (i) misrepresenting legal, crematory and cemetery requirements; (ii) embalming for a fee without permission; (iii) requiring the purchase of a casket for direct cremation; (iv) requiring consumers to buy certain funeral merchandise or services as a condition for furnishing other funeral merchandise or services; (v) misrepresenting state and local requirements for an outer burial container; and (vi) representing that funeral merchandise and services have preservative and protective value. Additionally, the Funeral Rule requires the disclosure of mark-ups, commissions, additional charges and rebates related to cash advance items. Our operations are also subject to regulation, supervision and licensing under numerous federal, state and local laws and regulations, including those that impose trusting requirements

Our operations are subject to federal, regional, state and local laws and regulations related to environmental protection, such as the federal Clean Air Act, Clean Water Act, Emergency Planning and Community Right-to-Know Act and Comprehensive Environmental Response ("EPCRA"), Compensation, and Liability Act, that impose legal requirements governing air emissions, waste management and disposal and wastewater discharges.

We are subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state statutes. OSHA’s regulatory requirement, known as the Hazard Communication Standard, and similar state statutes require us to provide information and training to our employees about hazardous materials used or maintained for our operations. We may also be subject to Tier 1 or Tier 2 Emergency and Hazardous Chemical Inventory reporting requirements under the EPCRA, depending on the amount of hazardous materials maintained on-site at a particular facility. We are also subject to the federal Americans with Disabilities Act and similar laws, which, among other things, may require that we modify our facilities to comply with minimum accessibility requirements for disabled persons.

We take various measures to comply with the Funeral Rule and all other laws and regulations to which we are subject, and we believe we are substantially in compliance with these existing laws and regulations.

Federal, state and local legislative bodies and regulatory agencies frequently propose new laws and regulations, some of which could have a material effect on our operations and on the deathcare industry in general. We cannot accurately predict the outcome of any proposed legislation or regulation or the effect that any such legislation or regulation might have on us.

Employees

On January 31, 2019, we announced a profit improvement initiative, as part of our ongoing organizational review, designed to further integrate, streamline and optimize our operations. As part of this profit improvement initiative, during 2019 we undertook certain cost reduction initiatives, which included a reduction of approximately 200 positions of our workforce within our field operations and corporate functions in our headquarters located in Trevose, Pennsylvania.

As of December 31, 2019, we employed 2,313 full-time, 219 part-time and 14 seasonal employees. 40 of these full-time employees are represented by various unions in Pennsylvania, California, New Jersey and Illinois and are subject to collective bargaining agreements that have expiration dates ranging from September 2020 to May 2023. We believe that our relationship with our employees is generally favorable.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

We maintain an Internet website with the address of http://www.stonemor.com. The information on this website is not, and should not be considered, part of this Annual Report and is not incorporated by reference into this Annual Report. This website address is only intended to be an inactive textual reference. Copies of our reports filed with, or furnished to, the SEC on Forms 10-K, 10-Q and 8-K, and any amendments to such reports, are available for viewing and copying at such Internet website, free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC.

ITEM 1A.	RISK FACTORS

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions that we believe are reasonable regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. All statements, other than statements of historical information, should be deemed to be forward-looking statements. The words “may,” “will,” “estimate,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements.

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks set forth below. The risks described below are those that we have identified as material and is not an exhaustive list of all the risks we face. There may be others that we have not identified or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below. If any events occur that give rise to the following risks, our business, financial condition or results of operations could be materially and adversely impacted. These risk factors, some of which are beyond our control or not readily predictable, should be read in conjunction with other information set forth in this Annual Report, including our consolidated financial statements and the related notes. Investors are cautioned not to put undue reliance on our forward-looking statements.

RISKS RELATED TO OUR INDEBTEDNESS

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

As of December 31, 2019, we had $393.4 million of total debt (excluding debt issuance costs, debt discounts and capital lease obligations), consisting of $392.8 million of the Senior Secured Notes and $0.6 million of financed vehicles. Our indebtedness requires significant interest and principal payments. Since December 31, 2019, we have redeemed an aggregate of $31.3 million of principal on the Senior Secured Notes, primarily with the net proceeds from the Oakmont Sale, and we anticipate using the first $23.7 million of net proceeds and 80% of the remaining net proceeds from the Olivet Sale along with 80% of the net proceeds from the Remaining California Sale to redeem additional portions of the outstanding Senior Secured Notes. Under the Indenture, we are obligated to pay a 2.0% premium for future redemptions of the principal of the Senior Secured Notes in excess of $23.7 million. We have the right and expect to pay quarterly interest at a fixed rate of 7.50% per annum in cash plus a fixed rate of 4.00% per annum payable in kind through January 30, 2022. The Senior Secured Notes will require cash interest payments at 9.875% for all interest periods after January 30, 2022.

Our level of indebtedness could have important consequences to us, including:

•

continuing to require us to dedicate a substantial portion of our cash flow from operations to the payment of the principal of and interest on our indebtedness, thereby reducing the funds available for operations and any future business opportunities;

•	limiting flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;
•	placing us at a competitive disadvantage compared to our competitors that have less indebtedness;
•	increasing our vulnerability to adverse general economic or industry conditions; and
•	limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.

In addition, the Indenture prohibits us from incurring additional debt or liens for working capital expenditures, acquisitions or other purposes (subject to very limited exceptions), requires us to maintain a minimum liquidity level on a rolling ten business day basis and requires us to meet minimum interest and asset coverage ratios as of the end of each fiscal quarter. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to repay our indebtedness and comply with the restrictive and financial maintenance covenants will be dependent on, among other things, the successful execution of our strategic plans. If we require additional capacity under the restrictive covenants to successfully execute our strategic plans or if we are unable to comply with the financial maintenance covenants, we will need to seek an amendment from a majority of the holders of the Senior Secured Notes. No assurances can be given that we will be successful in obtaining such an amendment, and any failure to obtain such an amendment will have a material adverse effect on our business operations and our financial results.

Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take certain actions, including reducing spending on day-to-day operations, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The trustee or holders of our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our debt.

In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired, and our leverage could put us at a competitive disadvantage compared to our competitors that are less leveraged, as these competitors could have greater financial flexibility to pursue strategic acquisitions and secure additional financing for their operations. Our leverage could also impede our ability to withstand downturns in our industry or the economy in general.

The prohibition on incurring additional debt in the Indenture for the Senior Secured Notes, as well as future operating results, may require us to issue additional equity securities to finance our working capital and capital expenditure needs. Any such equity issuance may be at a price less than the then-current market price, which would result in dilution to our stockholders’ interest in us.

The Indenture prohibits us from incurring additional debt, including to fund working capital and capital expenditures, subject to very limited exceptions. This prohibition may require us to issue additional equity securities in order to provide us with sufficient cash to fund our working capital, liquidity and capital expenditure needs. There can be no assurance as to the price and terms on which such equity securities may be issued, and our stockholders’ equity interest in us may be materially diluted. For example, under the Supplemental Indenture and the Axar Commitment, we agreed to use our best efforts to effectuate a rights offering with an exercise price per shares of $0.73 per share with aggregate proceeds of not less than $17.0 million. Except as set forth in the Axar Commitment, there can be no assurances that we will be able to issue additional equity on any terms, in which case we may not have sufficient cash to fund our working capital, liquidity and capital expenditure needs and we may be unable to comply with one or more of the financial maintenance covenants in the Indenture.

We must comply with covenants in the Indenture. Failure to comply with these covenants, which may result from events that are not within our control, may result in an Event of Default under the Indenture, which would have a material adverse effect on our business and financial condition and on the trading price of our common shares.

The operating and financial restrictions and covenants in the Indenture restrict our ability to finance future operations or capital needs, including working capital and other liquidity, or to expand or pursue our business activities. For example, the Indenture requires us to comply with various affirmative covenants regarding, among other matters, maintenance and investment of trust funds and trust accounts into which certain sales proceeds are required by law to be deposited, minimum liquidity and other covenants. The Indenture also includes other restrictive and financial maintenance covenants including, but not limited to:

•	covenants that, subject to certain exceptions, limit our ability to:
▪	incur additional indebtedness, including entering into a working capital facility;
▪	grant liens;
▪	engage in certain sale/leaseback, merger, consolidation or asset sale transactions;
▪	make certain investments;
▪	pay dividends or make distributions;
▪	engage in affiliate transactions;
▪	amend our organizational documents; and
▪	make capital expenditures; and
•	covenants that require us to maintain:
▪	a minimum liquidity level on a rolling ten business day basis;
▪	a minimum interest coverage ratio on a trailing twelve month basis as of each fiscal quarter end; and

▪	a minimum asset coverage ratio as of each fiscal quarter end.

The Indenture also provides for certain events of default, the occurrence and continuation of which could, subject to certain conditions, cause all amounts owing under the Senior Secured Notes to become due and payable, including but not limited to the following:

•	our failure to pay any interest on any senior secured note when it becomes due and payable that remains uncured for five business days;
•	our failure to pay the principal on any of the senior secured notes when it becomes due and payable, whether at the due date thereof, at a date fixed for redemption, by acceleration or otherwise;
•

our failure to comply with the agreements and covenants relating to maintenance of our legal existence, providing notice of any default or event of default or use of proceeds from the sale of the Senior Secured Notes or any of the restrictive or financial maintenance covenants in the Indenture;

•

our failure to comply with any other agreements or covenants contained in the Indenture or certain other agreements executed in connection with the Indenture that remains uncured for a period of 15 days after the earlier of written notice and request for cure from the Trustee or holders of at least 25% of the aggregate principal amount of the Senior Secured Notes;

•	the acceleration of, or the failure, to pay at final maturity indebtedness (other than the Senior Secured Notes) in a principal amount exceeding $5.0 million;
•	the occurrence of a Change in Control (as defined in the Indenture);
•	certain bankruptcy or insolvency proceedings involving an Issuer or any subsidiary; and
•

our failure to maintain one or more licenses, permits or similar approvals for the conduct of our business where the sum of the revenue associated therewith represents the lesser of (i) 15% of the Partnership’s and its subsidiaries’ consolidated revenue and (ii) $30.0 million, and such breach is not cured within 30 days.

At the option of holders holding a majority of the outstanding principal amount of the Senior Secured Notes (and automatically upon any default for failure to pay principal of the Senior Secured Notes when due and payable or certain bankruptcy or insolvency proceedings involving an Issuer), the interest rate on the Senior Secured Notes will increase to 13.50% per annum, payable in cash.

Our ability to comply with the covenants and restrictions contained in the Indenture may be affected by events beyond our control, including prevailing economic, financial and industry conditions and global health concerns. As a result of changes in market or other economic conditions, our ability to comply with these covenants may be impaired.

If we violate any of the restrictions, covenants, ratios or tests in our Indenture, or fail to pay amounts thereunder when due, the trustee or the holders of at least 25% of the outstanding principal amount of our Senior Secured Notes will be able to accelerate the maturity of all amounts due under the Senior Secured Notes and demand repayment of amounts outstanding. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and the failure to make such payments would have a material adverse effect on our business operations and our financial results. Additionally, any subsequent replacement of our debt obligations or any new indebtedness could have similar or greater restrictions.

RISK FACTORS RELATED TO OUR BUSINESS

Our ability to execute our strategic plans depends on many factors, some of which are beyond our control.

Our strategic plans are focused on efforts to revitalize the business, grow our revenue and manage our operating and non-recurring operating expenses. Many of the factors that impact our ability to execute our strategic plans, such as the number of deaths and general economic conditions, are beyond our control. Changes in operating conditions, such as supply disruptions and labor disputes, could negatively impact our operations. If we are unable to leverage scale to drive cost savings, productivity improvements, pre-need production or anticipated earnings growth, or if we are unable to deploy capital to maximize stockholder value, our financial performance could be affected. If we are unable to identify divestitures as planned or to realize expected synergies and strategic benefits, our financial performance could also be affected. We cannot give assurance that we will be able to execute any or all of our strategic plans. Failure to execute any or all of our strategic plans could have a material adverse effect on our financial condition, results of operations, and cash flows.

In April 2019, we outlined and began implementing a turnaround strategy to return to profitability that is focused on four key goals: cash flow and liquidity, capital structure, strategic balance sheet/portfolio review and performance improvement from cost reductions and revenue enhancement. The turnaround strategy may negatively impact our operations, which could include disruptions from the realignment of operational functions within the home office, sales of selected properties, changes in the administrative reporting structure and changes in our product assortments or marketing strategies. The impact of these disruptions may be material, and these changes could adversely affect our business operations and financial results. These changes could also decrease the cash we have available to fund ongoing liquidity and working capital requirements, and we may experience periods of limited liquidity. In addition, we are currently not generating sufficient consistent cash flow to cover the interest payments on our debt and meet our operating liquidity needs. If our turnaround strategy is not successful, takes longer than initially projected or is not executed effectively, our business operations, financial results, liquidity and cash flow will be adversely affected. Furthermore, no assurances can be given that our turnaround strategy, even if implemented properly, will result in a return to profitability.

We are under leadership of a new Board of Directors, who collectively have a limited operating history with us.

In June 2019, in connection with the Recapitalization Transactions (as defined in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events), our Board of Directors was reconstituted. Directors Martin R. Lautman, Ph.D., Leo J. Pound, Robert A. Sick and Fenton R. Talbott resigned as directors and the authorized number of directors was reduced to seven. Andrew Axelrod, David Miller and Spencer Goldenberg were elected as directors to fill the vacancies created by the resignations. The reconstituted Board of Directors is comprised of Messrs. Axelrod, Miller and Goldenberg, Robert Hellman, Stephen Negrotti, Patricia Wellenbach and Joe Redling. Certain of our new board members have limited experience with our management team and our business. The ability of our new directors to quickly understand our business plans, operations and turnaround strategies will be critical to their ability to make informed and effective decisions about our strategy and operations, particularly given the competitive environment in which our business operates.

Cemetery burial practice claims could have a material adverse impact on our financial results.

Our cemetery practices have evolved and improved over time. Most of our cemeteries have been operating for decades and may have used practices and procedures that are outdated in comparison to today's standards. When cemetery disputes occur, we may be subject to litigation and liability for improper burial practices, including:

•	burial practices of a different era that are judged today in hindsight as being outdated; and
•	alleged violations of our practices and procedures by one or more of our associates.

In addition, since most of our cemeteries were acquired through various acquisitions, we may be subject to litigation and liability based upon actions or events that occurred before we acquired or managed the cemeteries. Claims or litigation based upon our cemetery burial practices could have a material adverse impact on our financial condition, results of operations and cash flows.

Our ability to generate pre-need sales depends on a number of factors, including sales incentives and local and general economic conditions.

Significant declines in pre-need sales would reduce our backlog and revenue and could reduce our future market share. On the other hand, a significant increase in pre-need sales could have a negative impact on cash flow as a result of commissions and other costs incurred initially without corresponding revenue.

We are continuing to refine the mix of service and product offerings in both our funeral and cemetery segments, including changes in our sales commission and incentive structure. These changes could cause us to experience declines in pre-need sales in the short-run. In addition, economic conditions at the local or national level could cause declines in pre-need sales either as a result of less discretionary income or lower consumer confidence. Declines in pre-need cemetery property sales reduce current revenue, and declines in other pre-need sales would reduce our backlog and future revenue and could reduce future market share.

Pre-need sales typically generate low or negative cash flow in the periods immediately following sales, which could adversely affect our liquidity and cash flow.

When we sell cemetery merchandise and services on a pre-need basis, upon cash collection, we pay commissions on the sale to our salespeople and are required by state law to deposit a portion of the sales proceeds into a merchandise trust. In addition, most of our customers finance their pre-need purchases under installment contracts payable over a number of years. Depending on the trusting requirements of the states in which we operate, the applicable sales commission rates and the amount of the down payment, our cash flow from sales to customers through installment contracts is typically negative until we have collected the related receivable or until we purchase the products or perform the services and are permitted to withdraw funds we have deposited in the merchandise trust. To the extent we increase pre-need sales, state trusting requirements are increased or we delay the performance of the services or delivery of merchandise we sell on a pre-need basis, our cash flow from pre-need sales may be further reduced, and our liquidity could be adversely affected.

We have a history of operating losses and may not achieve or maintain profitability and positive cash flow.

We have incurred negative cash flows from operations and net losses for several years and have an accumulated deficit as of December 31, 2019, due to an increased competitive environment, increased expenses due to the C-Corporation Conversion and increases in professional fees and compliance costs. To the extent that we continue to have negative operating cash flow in future periods, we may not have sufficient liquidity and we may not be able to successfully implement our turnaround strategy. We cannot predict if or when we will operate profitably and generate positive cash flows.

Our merchandise and perpetual care trust funds own investments in equity securities, fixed income securities, mutual funds and master limited partnerships, which are affected by financial market conditions that are beyond our control.

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into merchandise trusts until such time that we meet the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. In addition, the Indenture also provides certain limitations on how the assets in the merchandise trusts may be invested. Generally, a majority of the investment earnings generated by the assets in the merchandise trusts, including realized gains and losses, are deferred until the associated merchandise is delivered or the services are performed.

Also, pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. The perpetual care trust principal does not belong to us and must remain in this trust in perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs.

These trust assets are managed by a trustee, which is advised by Cornerstone, our registered investment adviser subsidiary, all under the oversight of the Trust and Compliance Committee of our Board. Cornerstone has engaged two outside sub-advisers to assist Cornerstone in providing investment recommendations with respect to certain trust assets. There is no guarantee that the trustee will achieve its objectives and deliver adequate returns, and the trustee’s investment choices may result in losses. In addition our returns on these investments are affected by financial market conditions that are beyond our control. If the investments in our trust funds experience significant declines, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise. Pursuant to state law, we may be required to cover any such shortfall in merchandise trusts with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations or cash flows. A substantial portion of our revenue is generated from investment returns that we realize from merchandise and perpetual care trusts. Unstable economic conditions have, at times, caused us to experience declines in the fair value of the assets held in these trusts. Moreover future cash flows could be negatively impacted if we are forced to liquidate any such investments that are in an impaired position.

If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts.

For more information related to our trust investments, see Note 7, Merchandise Trusts and Note 8, Perpetual Trusts to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

We may be required to replenish our funeral and cemetery trust funds in order to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.

In certain states, we have withdrawn allowable distributable earnings from our merchandise trusts, including gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of realized losses or market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2019, we had unrealized losses of approximately $4.2 million in the various trusts within these states, of which $3.1 million were in merchandise trust accounts and $1.1 million were in perpetual care trust accounts.

Any reductions in the earnings of the investments held in merchandise and perpetual care trusts could adversely affect our revenues and cash flow.

We invest our trust assets primarily for generation of realized income. We rely on the earnings, interest and dividends paid by the assets in our trusts to provide both revenue and cash flow. Interest income from fixed-income securities is particularly susceptible to changes in interest rates and declines in credit worthiness while dividends from equity securities are susceptible to the issuer’s ability to make such payments. Declines in earnings from perpetual care trust funds would cause a decline in current revenue, while declines in earnings from other trust funds could cause a decline in future cash flows and revenue.

Unfavorable publicity could affect our reputation and business.

Since our operations relate to life events that are emotionally stressful for our client families, our business is dependent on customer trust and confidence. Unfavorable publicity about our business generally or in relation to any specific location could affect our reputation and customers’ trust and confidence in our products and services, thereby having an adverse impact upon our sales and financial results.

Our failure to attract and retain qualified sales personnel and management could have an adverse effect on our business and financial condition.

Our ability to attract and retain a qualified sales force and other personnel is an important factor in achieving future success. Buying cemetery and funeral home products and services, especially at-need products and services, is very emotional for most customers, so our sales force must be particularly sensitive to our customers’ needs. We cannot assure our stockholders that we will be successful in our efforts to attract and retain a skilled sales force. If we are unable to maintain a qualified and productive sales force, our revenues may decline and our cash available for distribution may decrease.

Our success also depends upon the services and capabilities of our management team. Management establishes the "tone at the top" by which an environment of ethical values, operating style and management philosophy is fostered. The inability of our senior management team to maintain a proper "tone at the top" or the loss of services of one or more members of senior management, as well as the inability to attract qualified managers or other personnel could have a material adverse effect on our business, financial condition and results of operations. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or key employees if their services were no longer available. We do not maintain key employee insurance on any of our executive officers.

Failure to effectively identify and manage divestitures and acquisitions could have an adverse effect on our results of operations.

In the fourth quarter of 2019, we launched an asset sale program designed to divest assets at attractive multiples, reduce debt levels and improve our cash flow and liquidity. As of April 1, 2020, execution of this program has resulted in the consummation of the Oakmont Sale in January 2020 and the execution of two separate asset purchase agreements for the Olivet Sale and the Remaining California Sale in March 2020. However, we may not be successful in identifying additional divestiture opportunities on terms acceptable to us and the gains or losses on the divestiture of, or lost operating income from, such assets may affect our earnings.

In addition, we continue to evaluate acquisition opportunities that could strategically fit our business objectives. However, we may not be successful in identifying and acquiring cemeteries or funeral homes on terms favorable to us or at all and may face competition from other death care companies in making acquisitions. In addition, if we complete acquisitions, we may encounter various associated risks, including the inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could have a material adverse effect on our operations and financial performance. Moreover, if we acquire cemeteries that do not have an existing pre-need sales program or a significant amount of pre-need products and services that have been sold but not yet purchased or performed, the operation of the cemetery and implementation of a pre-need sales program after acquisition may require significant amounts of working capital.

We are also limited by our Indenture, which prohibits us from incurring additional debt or liens for acquisitions and engaging in certain asset sale transactions (subject to very limited exceptions), as well as restricts our use of proceeds from asset sale transactions.

If our execution and implementation of divestitures and acquisitions is unsuccessful, our financial condition, results of operations and cash flow could be adversely affected. We may also incur asset impairment charges related to divestitures or acquisitions that would reduce our earnings.

We have identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective which could, if not remediated, result in additional material misstatements in our financial statements and may adversely affect our liquidity, the market for our common shares and our business.

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a- 15(e) and 13a-15(f), respectively, under the Exchange Act. Effective internal controls are necessary for us to provide timely, reliable and accurate financial reports, identify and proactively correct any deficiencies, material weaknesses or fraud and meet our reporting obligations. As disclosed in Part II, Item 9A. Controls and Procedures of this Annual Report, management identified material weaknesses in our internal control over financial reporting and concluded our disclosure controls and procedures were not effective as of December 31, 2018. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our independent registered public accounting firm also expressed an adverse opinion on the effectiveness of our internal control over financial reporting.

We have commenced our remediation efforts as discussed in Part II, Item 9A. Controls and Procedures of this Annual Report to address the material weaknesses in internal control over financial reporting and ineffective disclosure controls and procedures, which may include replacing and or enhancing our accounting systems in order to better perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. If accounting systems are not successfully implemented or we encounter other difficulties, we might incur significant unexpected expenses in order to perform the Section 404 evaluation and our ability to file timely with the SEC may be adversely impacted. In addition, if our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls occur in the future, we could be required to further restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses or deficiencies, harm our reputation or otherwise cause a decline in investor confidence.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Our ability to manage and maintain our internal reports effectively and integrate new business acquisitions depends significantly on our operational technology platform and other information systems. Some of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems and corruption of data. The failure of our systems to operate effectively or to integrate with other systems or a breach in security or other unauthorized access of these systems may also result in reduced efficiency of our operations and could require significant capital investments to remediate any such failure, problem or breach and to comply with applicable regulations, all of which could adversely affect our business, financial condition and results of operations.

Any failure to maintain the security of the information relating to our customers, their loved ones, our employees and our vendors could damage our reputation, cause us to incur substantial additional costs and make us subject to litigation, all of which could adversely affect our operating results, financial condition or cash flow.

In the ordinary course of our business, we receive certain personal information, in both physical and electronic formats, about our customers, their loved ones, our employees and our vendors. In addition, our online operations depend upon the secure transmission of confidential information over public networks, including information permitting electronic payments. We maintain security measures and data backup systems to protect, store and prevent unauthorized access to such information. However, it is possible that computer hackers and others (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might defeat our security measures in the future and obtain the personal information of customers, their loved ones, our employees and our vendors that we hold. In addition, our employees, contractors or third parties with whom we do business may attempt to circumvent our security measures to misappropriate such information and may purposefully or inadvertently cause a breach, corruption or data loss involving such information. A breach of our security measures or failure in our backup systems could adversely affect our reputation with our customers and their loved ones, our employees and our vendors, as well as our operations, results of operations, financial condition and cash flow. It could also result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations.

The financial condition of third-party insurance companies that fund our pre-need funeral contracts and the amount of benefits those policies ultimately pay may impact our financial condition, results of operations or cash flows.

Where permitted, customers may arrange their pre-need funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies. The customer/policy holder assigns the policy benefits to our funeral home to pay for the pre-need funeral contract at the time of need. For the sales of pre-need funeral contracts funded through life insurance policies, we receive commissions from third-party insurance companies. Additionally, there is a death benefit associated with the contract that may vary over the contract life. There is no guarantee that the value of the death benefit will increase or cover future increases in the cost of providing a funeral service. If the financial condition of the third-party insurance companies were to deteriorate materially because of market conditions or otherwise, there could be an adverse effect on our ability to collect all or part of the proceeds of the life insurance or annuity policy, including any increase in the death benefit. Failure to collect such proceeds could have a material adverse effect on our financial condition, results of operations or cash flows.

Our liquidity may be impacted by our ability to negotiate bonding arrangements with third-party insurance companies.

Where permitted, we may enter into bonding arrangements with insurance companies, whereby pre-need performance obligations otherwise required to be trusted may be insured through a process called bonding. In the event that we are unable to deliver on bonded pre-need contract sales at the time of need, the insurance company will provide cash sufficient to deliver goods for the respective pre-need sale item. On an ongoing basis, we must negotiate acceptable terms of these various bonding arrangements, and the insurance company may require us to provide cash collateral from time to time under certain circumstances. To the extent we are unable to negotiate acceptable terms for such arrangements and thus are no longer able to maintain existing bonds, we would need to deposit the corresponding amounts in the merchandise trusts. In addition, the insurance companies may increasingly require us to provide cash collateral for such surety bonds in light of our financial condition. We may be required to provide additional cash collateral from time to time under certain circumstances. Any of these actions would have an adverse impact on our liquidity.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

From time to time, we are party to various claims and legal proceedings, including, but not limited to, claims and proceedings regarding employment, cemetery or burial practices and other litigation. As set forth more fully in Part I, Item 3. Legal Proceedings and Part II, Item 8. Financial Statements and Supplementary Data, Note 15 Commitments and Contingencies of this Annual Report, we are currently subject to state law claims that certain of our officers and directors breached their fiduciary duty to the Company. We could also become subject to additional claims and legal proceedings relating to the factual allegations made in these actions. We are also subject to class or collective actions under the wage and hours provisions of the Fair Labor Standards Act and state wage and hour laws, including, but not limited to, national and state class or collective actions, or putative class or collective actions.

Adverse outcomes in some or all of our pending cases may result in significant monetary damages or injunctive relief against us, as litigation and other claims are subject to inherent uncertainties. Any such adverse outcomes, in pending cases or other lawsuits that may arise in the future, could have a material adverse impact on our financial position, results of operations and cash flow. While we hold insurance policies that may reduce cash outflows with respect to adverse outcomes of certain litigation matters, these insurance policies exclude certain claims, such as claims arising under the Fair Labor Standards Act.

In addition, litigation claims and legal proceedings could demand substantial amounts of our management’s time, resulting in the diversion of our management resources from effectively managing our business operations, and costs to defend litigation claims and legal proceedings could be material. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation. All these factors could negatively affect our business and results of operations.

Our ability to use our Net Operating Losses and other tax assets is uncertain.

As of December 31, 2019, we had net operating loss (“NOL”) carryforwards of approximately $423.0 million for U.S. federal income tax purposes and substantial similar tax assets at the federal and state levels. Along with other previous transfers of our interests, we believe the Recapitalization Transactions caused an “ownership change” for income tax purposes, which may significantly limit our ability to use NOLs and certain other tax assets to offset future taxable income, possibly reducing the amount of cash available to us to satisfy our obligations.

A number of years may elapse before particular tax matters, for which we have established accruals, are audited and finally resolved.

We are subject to federal income tax laws and state tax laws. The number of tax years open to audit varies depending on the tax jurisdiction. The federal statutes of limitations have expired for all tax years prior to 2016, and we are not currently under audit by the Internal Revenue Service (“IRS”). Various state jurisdictions are conducting sales tax audits from years 2015 to 2019 and escheat audits from year 2005 to present day. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. However, unfavorable settlement of any particular issue may reduce a deferred tax asset or require the use of cash, which may have a material adverse impact to our financial statements. Favorable resolution could result in reduced income tax expense reported in the financial statements in the future. For further details, see Part II, Item 8. Financial Statements and Supplementary Data, Note 12 Income Taxes of this Annual Report.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could have a material adverse effect on the results of our operations, financial condition, or cash flows.

We make judgments regarding the utilization of existing income tax credits and the potential tax effects of various financial transactions and results of operations to estimate our obligations to taxing authorities. Tax obligations include income, franchise, real estate, sales and use and employment-related taxes. These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken. Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken could have a material adverse effect on the results of our operations, financial condition or cash flow.

If the IRS makes audit adjustments to the Partnership’s income tax returns for 2018 or 2019 tax years, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our financial condition could be adversely affected.

Pursuant to the Bipartisan Budget Act of 2015, for our 2018 and 2019 tax years, if the IRS makes audit adjustments to the Partnership’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, we may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each holder of the Partnership’s common units during the applicable year with respect to an unaudited and adjusted return. Although we may elect to have such unitholders take such audit adjustment into account in accordance with their interests in the Partnership during the tax year under audit, there can be no assurance the election will be practical, permissible or effective in all circumstances. As a result, StoneMor Inc. may be required to pay the necessary taxes, which would mean that our current stockholders may indirectly bear some or all of the impact of the tax liability resulting from such audit adjustment, even if they did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and/or interest, our financial condition could be adversely affected. These rules were not applicable for tax years beginning on or prior to December 31, 2017.

RISKS RELATED TO OUR INDUSTRY

The cemetery and funeral home industry continues to be competitive, and if we are not able to respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease.

Our ability to compete successfully depends on our management’s forward vision, timely responses to changes in the business environment and the ability of our cemeteries and funeral homes to maintain a good reputation and high professional standards as well as offer products and services at competitive prices. If we are unable to compete successfully, our financial condition, results of operations and cash flows could be materially adversely affected.

We experience price competition from independent funeral service location and cemetery operators, monument dealers, casket retailers, low-cost funeral providers and other nontraditional providers of merchandise and services. New market entrants tend to attempt to build market share by offering lower cost alternatives. In the past, this price competition has resulted in our losing market share in some markets. In other markets, we have had to reduce prices or offer discounts, thereby reducing profit margins in order to retain or recapture market share. Independent competitors tend to be aggressive in distinguishing themselves by their independent ownership, and they promote their independence through television, radio and print advertising, direct mailings and personal contact. Increasing pressures from new market entrants and continued advertising and marketing by competitors in local markets could cause us to lose market share and revenue. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue as well as to incur costs in response to this competition. Increased use of the internet by customers to research and/or purchase products and services could also have an adverse impact upon our sales and financial results.

Future market share, revenues and profits will depend in part on our ability to anticipate, identify and respond to changing consumer preferences ahead of and/or better than our competitors. In addition, any strategies we may implement to address these trends may prove incorrect or ineffective.

Broad-based business or economic disruptions caused by global health concerns and other crises could adversely affect our business, financial condition, profitability or cash flows.

Global health concerns, such as the COVID-19 Pandemic, could result in social, economic and labor instability that adversely affect our employee and customer relationships, pre-need sales activity, the value of our trust investments and associated funding obligations, and in so doing adversely affect our business, financial condition, results of operations and cash flows. For example, governmental actions restricting public gatherings and interaction may result in our customers deferring making purchase decisions regarding pre-need arrangements or delay holding funeral services and may result in our inability to operate our cemeteries and funeral homes, which would have an adverse impact on our business, financial condition, results of operations and cash flows. In addition, our pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. Having to adjust our policies and practices to respond to global health concerns could also result in increased operating expenses. We continue to monitor this public health crisis and its impact on our employees, customers and vendors and the overall economic environment within the U.S. and worldwide, but we cannot presently predict the full scope and severity of the disruptions caused by the COVID-19 Pandemic on our business, financial condition, results of operations and cash flows.

Because fixed costs are inherent in our business, a decrease in our revenues can have a disproportionate effect on our cash flow and profits.

Our business requires us to incur many of the costs of operating and maintaining facilities, land and equipment regardless of the level of sales in any given period. For example, we must pay salaries, utilities, property taxes and maintenance costs on our cemetery properties and funeral homes regardless of the number of interments or funeral services we perform. If we cannot decrease these costs significantly or rapidly when we experience declines in sales, declines in sales can cause our margins, profits and cash flow to decline at a greater rate than the decline in our revenues.

If the trend toward cremation in the U.S. continues, our revenues may decline, which could have an adverse effect on our business and financial condition.

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the U.S. Industry studies1 indicate that the percentage of cremations has steadily increased. In 2018, the U.S. cremation rate was 53%, with an annual growth rate from 2013 to 2018 of 1.58%. This percentage is expected to increase to 59% by 2023. Because the products and services associated with cremations, such as niches and urns, produce lower revenues than the products and services associated with traditional interments, a continuing trend toward cremation may reduce our revenues. For the years ended December 31, 2019 and 2018, sales related to cremations represented 7% and 5%, respectively, of our total consolidated revenues.

Declines in the number of deaths in our markets can cause a decrease in revenues.

Declines in the number of deaths could cause at-need sales of cemetery and funeral home merchandise and services to decline and could cause a decline in the number of pre-need sales, both of which could decrease revenues. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. Generally, the number of deaths may fluctuate depending on weather conditions and illness.

Regulation and compliance could have a material adverse impact on our financial results.

Our operations are subject to regulation, supervision and licensing under numerous federal, state and local laws, ordinances and regulations, including extensive regulations concerning trusts/escrows, pre-need sales, cemetery ownership, funeral home ownership, marketing practices, crematories, environmental matters and various other aspects of our business. For example, the funeral industry is regulated at the federal level by the FTC, which requires funeral service locations to take actions designed to

[1]	Industry statistics were compiled by the Cremation Association of North America.

protect consumers. Our facilities are also subject to stringent health, safety, and environmental regulations. Our pay practices, including wage and hour overtime pay, are also subject to federal and state regulations. Violations of applicable laws could result in fines or sanctions against us. We may experience significant increases in costs as a result of business regulations and laws, which are beyond our control, including increases in the cost of health care. Although we seek to control increases in these costs, continued upward pressure on costs could reduce the profitability of our business.

State laws impose licensing requirements and regulate pre-need sales. As such, we are subject to state trust fund and pre-need sales practice audits, which could result in audit adjustments as a result of non-compliance. In addition, we assume the liability for any audit adjustments for our acquired businesses for periods under audit prior to our ownership of these acquired businesses. These audit adjustments could have a material adverse impact on our financial condition, results of operations and cash flow.

In addition, from time to time, governments and agencies propose to amend or add regulations or reinterpret existing regulations, which could increase costs and decrease cash flows. For example, foreign, federal, state, local, and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the deathcare industry. These include regulations that require more liberal refund and cancellation policies for pre-need sales of products and services, limit or eliminate our ability to use surety bonding, require the escheatment of trust funds, increase trust requirements, require the deposit of funds or collateral to offset unrealized losses of trusts, and/or prohibit the common ownership of funeral service locations and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on our financial condition, results of operations, and cash flows.

Compliance with laws, regulations, industry standards, and customs concerning burial procedures and the handling and care of human remains is critical to the continued success of our business. We continually monitor and review our operations in an effort to ensure that we take the right actions necessary to remaining in compliance with these laws, regulations and standards. However, litigation and regulatory proceedings regarding these issues could have a material adverse effect on our financial condition, results of operations and cash flow.

For additional information regarding the regulation of the funeral and cemetery industry, see Part I, Item 1. Business, Regulation of this Annual Report.

We are subject to legal restrictions on our marketing practices that could reduce the volume of our sales, which could have an adverse effect on our business, operations and financial condition.

The enactment or amendment of legislation or regulations relating to marketing activities may make it more difficult for us to sell our products and services. For example, the federal "do not call" legislation has adversely affected our ability to market our products and services using telephone solicitation, by limiting whom we may call and increasing our costs of compliance. As a result, we rely heavily on direct mail marketing and telephone follow-up with existing contacts. Additional laws or regulations limiting our ability to market through direct mail, over the telephone, through Internet and e-mail advertising or door-to-door may make it difficult to identify potential customers, which could increase our costs of marketing. Both increases in marketing costs and restrictions on our ability to market effectively could reduce our revenues and could have an adverse effect on our business, operations and financial condition, as well as our ability to make cash distributions to our stockholders.

RISK FACTORS RELATED TO OWNING OUR COMMON STOCK

Axar holds a majority of the voting power of our common stock.

Axar Capital Management L.P. and its affiliates (collectively, “Axar”) beneficially owns more than 52% of our outstanding common stock and, as a result, has the ability to elect all of the members of our Board of Directors other than one director whose nomination and election is the subject of a separate voting agreement. In addition, it will be able to determine the outcome of all other matters requiring stockholder approval, including certain mergers and other material transactions, and will be able to cause or prevent a change in the composition of our Board of Directors or a change in control of our Company that could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company. So long as Axar continues to own a significant amount of our outstanding shares, even if such amount is less than 50%, it will continue to be able to strongly influence all matters requiring stockholder approval, regardless of whether or not other stockholders believe that the transaction is in their own best interests. Axar’s ownership interest also makes us a “controlled company” within the meaning of the New York Stock Exchange (the “NYSE”) listing standards. Our Corporate Governance Guidelines, consistent with the listing standards applicable to companies that are not controlled companies, require that a majority of our directors and all of the members of our Compensation, Nominating and Governance Committee be independent within the meaning of those standards. However, we can amend our Corporate Governance Guidelines in our

Board’s discretion, and as a controlled company, we are not subject to the requirement that a majority of our directors and all of the members of our Compensation, Nominating and Governance Committee be independent.

Economic, financial and stock market fluctuations could affect future potential earnings and cash flows and could result in future intangible asset and long-lived asset impairments.

In addition to an annual review, we assess the impairment of our goodwill, intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value and therefore not fully recoverable. Recoverability of these assets is measured by a comparison of the carrying amount of the assets to the future net cash flow, undiscounted and without interest, expected to be generated by the assets. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant under-performance relative to historical or projected future operating results, and significant negative industry or economic trends. In 2019, we determined that the continued decline of our sales during 2019 was a triggering event that warranted an impairment assessment of our definite-lived and long-lived intangible assets. Based on the results of our interim goodwill impairment assessment for the third quarter of 2019, we concluded our goodwill was fully impaired as of September 30, 2019, and recorded a loss on goodwill impairment of $24.9 million in the consolidated statement of operations for the year ended December 31, 2019. Based on the results of our impairment tests of our long-lived assets throughout 2019, we concluded certain of our long-lived assets were impaired by a total of $2.9 million during year ended December 31, 2019, which was included in Other losses, net in the consolidated statement of operations for the year ended December 31, 2019 in Part II, Item 8. Financial Statements and Supplementary Data.

We do not expect to pay dividends on our common stock for the foreseeable future.

Due to our continued high level of indebtedness and limited liquidity, we do not expect to pay dividends for the foreseeable future. In addition, the Indenture governing our Senior Secured Notes prohibits us from paying any dividends with limited exceptions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

CEMETERIES AND FUNERAL HOMES

The following table summarizes the distribution of our cemetery and funeral home properties by state as of December 31, 2019 as well as the average estimated remaining sales life in years for our cemeteries based upon the number of interment spaces sold during the most recent three years:

	Cemeteries	Funeral Homes	Cemetery Net Acres	Average Estimated Net Sales Life in Years	Number of Interment Spaces Sold in 2019
Alabama	9	6	305	204	753
California	7	7	272	67	1,238
Colorado	2	—	12	433	32
Delaware	1	—	12	216	8
Florida	9	28	278	101	861
Georgia	7	—	135	160	452
Illinois	11	2	438	57	1,043
Indiana	11	5	1,013	240	863
Iowa	1	—	89	479	77
Kansas	3	2	84	176	242
Kentucky	2	—	59	139	82
Maryland	10	1	716	202	1,067
Michigan	13	—	818	337	823
Mississippi	2	1	44	396	27
Missouri	6	3	277	279	376
New Jersey	6	—	341	76	1,076
North Carolina	19	2	619	189	996
Ohio	13	2	627	327	603
Oregon	7	10	162	260	406
Pennsylvania	68	8	5,319	352	8,090
Puerto Rico	7	4	209	97	593
Rhode Island	2	—	70	193	30
South Carolina	8	1	395	312	290
Tennessee	11	4	657	189	1,148
Virginia	34	2	1,183	246	1,737
Washington	3	—	33	62	125
West Virginia	33	2	1,404	617	650
Wisconsin	16	—	533	201	694
Total	321	90	16,104	243	24,382

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces as of December 31, 2019 by the average number of interment spaces sold at that cemetery in the three most recent fiscal years. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2019. We defined interment spaces sold in the three most recent fiscal years as:

•	the number of burial lots sold, net of cancellations, over such period;
•	the number of spaces sold over such period in existing mausoleum crypts, net of cancellations; and
•	the number of spaces sold over such period in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of two interment spaces since a double-depth burial lot includes two interment rights. For the same reason we count an unsold double-depth burial lot as two unsold interment spaces. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated the average estimated remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the average number of interment spaces sold in the last three fiscal years, we estimate that our cemeteries have an aggregate average remaining sales life of 243 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2019, grouped by estimated remaining sales life:

	0 - 25 years	26 - 49 years	50 - 100 years	101 - 150 years	151 - 200 years	Over 200 years
Alabama	—	—	1	4	2	2
California	1	2	3	—	—	1
Colorado	—	—	1	—	—	1
Delaware	—	—	—	—	—	1
Florida	1	1	3	2	1	1
Georgia	1	—	2	—	2	2
Illinois	2	2	2	1	1	3
Indiana	—	—	1	3	1	6
Iowa	—	—	—	—	—	1
Kansas	—	1	—	1	—	1
Kentucky	—	1	—	—	—	1
Maryland	2	—	—	2	1	5
Michigan	—	—	1	2	3	7
Mississippi	—	—	—	—	—	2
Missouri	—	—	1	2	—	3
New Jersey	2	—	1	3	—	—
North Carolina	—	3	—	4	1	11
Ohio	—	—	1	2	1	9
Oregon	—	—	1	1	—	5
Pennsylvania	9	1	6	6	—	46
Puerto Rico	—	—	4	2	—	1
Rhode Island	—	—	1	—	—	1
South Carolina	—	—	2	1	—	5
Tennessee	—	—	2	2	—	7
Virginia	3	1	—	6	2	22
Washington	—	—	3	—	—	—
West Virginia	6	—	2	1	1	23
Wisconsin	1	—	2	1	1	11
Total	28	12	40	46	17	178

We believe that we have either satisfactory title to or valid rights to use all of our cemetery properties. The 30 cemetery properties that we manage or operate under long-term lease, operating or management agreements have nonprofit owners. We believe that these cemeteries have either satisfactory title to or valid rights to use these cemetery properties and that we have valid rights to use these properties under the long-term agreements. Although title to the cemetery properties is subject to encumbrances, such as liens for taxes, encumbrances securing payment obligations, easements, restrictions and immaterial encumbrances, we do not believe that any of these burdens should materially detract from the value of these properties or from our interest in these properties nor should these burdens materially interfere with the use of our cemetery properties in the operation of our business as described above. Many of our cemetery properties are located in zoned regions, and we believe that cemetery use is permitted for those cemeteries: (i) as expressly permitted under applicable zoning ordinances; (ii) through a special exception to applicable zoning designations; or (iii) as an existing non-conforming use.

OTHER

Our home office is located in a 57,000 square foot leased space in Trevose, Pennsylvania, with a lease that expires in 2028, with certain contractual renewal options. We are also tenants under various leases covering office spaces other than our corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding our significant pending administrative and judicial proceedings involving regulatory, operating, transactional, environmental, and other matters, see Part II, Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 15 Commitments and Contingencies.

We and certain of our subsidiaries are parties to legal proceedings that have arisen in the ordinary course of business. We do not expect such matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. We carry insurance with coverage and coverage limits that we believe to be customary in the cemetery and funeral home industry. Although there can be no assurance that such insurance will be sufficient to protect us against such contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on the NYSE under the symbol "STON".

HOLDERS

As of March 25, 2020, there were approximately 11 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

PERFORMANCE GRAPH

As a smaller reporting company, we have elected not to provide the performance graph otherwise required by this Item.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Units Purchased(1)	(b) Average Price Paid per Unit(2)	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 25, 2019	18,265	$3.91	—	$—
May 1, 2019	167	3.90	—	—
June 1, 2019	167	2.40	—	—
July 1, 2019 - July 18, 2019	17,438	1.97	—	—
August 1, 2019	376,518	1.80	—	—
September 1, 2019	167	1.10	—	—
October 1, 2019 - October 18, 2019	16,081	1.14	—	—
Total	428,803	$1.87	—	$—
(1)

All of these units represent units that were withheld upon the vesting of awards under the StoneMor 2019 Amended and Restated Long-Term Incentive Plan (the “2019 Plan”) to satisfy certain tax obligations of the recipients of such awards arising from the vesting thereof and thus may be deemed to have been repurchased by the Company.

(2)	The value of the units withheld was the closing price of the Company’s common units on the last trading day before the date on which such units were withheld.
ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the disclosure otherwise required under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis presented below provides information to assist in understanding the Company’s financial condition and results of operations and should be read in conjunction with the Company’s consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

Certain statements contained in this Annual Report, including, but not limited to, information regarding our operating activities, the plans and objectives of our management and assumptions regarding our future performance and plans are forward-looking statements. When used in this Annual Report, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on management’s expectations and estimates. These statements are neither promises nor guarantees and are made subject to certain risks and uncertainties that could cause actual results to differ materially from the results stated or implied in this Annual Report. We believe the assumptions underlying the consolidated financial statements are reasonable.

Our risks and uncertainties are more particularly described in Part I, Item 1A. Risk Factors of this Annual Report. You should not place undue reliance on forward-looking statements included in this Annual Report, which speak only as of the date the statements were made. Except as required by applicable laws, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

We are one of the leading providers of funeral and cemetery products and services in the death care industry in the United States (“U.S.”). As of December 31, 2019, we operated 321 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 30 were operated under leases, operating agreements or management agreements. We also owned, operated or managed 90 funeral homes in 17 states and Puerto Rico. On December 31, 2019, we consummated the C-Corporation Conversion for the purpose of transitioning the Partnership and its affiliates from a master limited partnership structure to a corporate form. See Part II. Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1 General of this Annual Report for further information related to the C-Corporation Conversion.

Our revenue is derived from our Cemetery Operations and Funeral Home Operations segments. Our Cemetery Operations segment principally generates revenue from sales of interment rights, cemetery merchandise, which includes markers, bases, vaults, caskets and cremation niches and our cemetery services, which include opening and closing (“O&C”) services, cremation services and fees for the installation of cemetery merchandise. Our Funeral Home Operations segment principally generates revenue from sales of funeral home merchandise, which includes caskets and other funeral related items and service revenues, which include services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation and prayer services. These sales occur both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our Funeral Home Operations segment also include revenues related to the sale of term and whole life insurance on an agency basis, in which we earn a commission from the sales of these insurance policies.

The pre-need sales enhance our financial position by providing a backlog of future revenue from both trust and insurance-funded pre-need funeral and cemetery sales. We believe pre-need sales add to the stability and predictability of our revenues and cash flows. Pre-need sales are typically sold on an installment plan. While revenue on the majority of pre-need funeral sales is deferred until the time of need, sales of pre-need cemetery property interment rights provide opportunities for full current revenue recognition when the property is available for use by the customer.

We also earn investment income on certain payments received from customers on pre-need contracts, which are required by law to be deposited into the merchandise and service trusts. Amounts are withdrawn from the merchandise and service trusts when we fulfill the performance obligations. Earnings on these trust funds, which are specifically identifiable for each performance obligation, are also included in the total transaction price. For sales of interment rights, a portion of the cash proceeds received are required to be deposited into a perpetual care trust. While the principal balance of the perpetual care trust must remain in the trust in perpetuity, we recognize investment income on such assets as revenue, excluding realized gains and losses from the sale of trust assets. Pre-need contracts are subject to financing arrangements on an installment basis, with a contractual term not to exceed 60 months. Interest income is recognized utilizing the effective interest method. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate at the time of origination plus 150 basis points in order to segregate the principal and interest components of the total contract value.

Our revenue depends upon the demand for funeral and cemetery services and merchandise, which can be influenced by a variety of factors, some of which are beyond our control including demographic trends, such as population growth, average age, death rates and number of deaths. Our operating results and cash flows could also be influenced by our ability to remain relevant to the customers. We provide a variety of unique product and service offerings to meet the needs of our customers’ families. The mix of services could influence operating results, as it influences the average revenue per contract. Expense management, which includes controlling salaries, merchandise costs, corporate overhead and other expense categories, could also impact operating results and cash flows. Lastly, economic conditions, legislative and regulatory changes and tax law changes, all of which are beyond our control, could impact our operating results and cash flows.

For further discussion of our key operating metrics, see our Results of Operations and Liquidity and Capital Resources sections below.

RECENT EVENTS

The following are key events and transactions that have occurred since January 1, 2019 that were material to us and/or facilitate an understanding of our consolidated financial statements contained in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report:

•

COVID-19 Pandemic. See the following section “General Trends and Outlook” of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion on the impact we have seen on our business as a result of the COVID-19 Pandemic;

•

Divestitures. On January 3, 2020, we consummated the Oakmont Sale with Carriage Funeral Holdings, Inc. for an aggregate cash purchase price of $33.0 million. The divested assets consisted of one cemetery, one funeral home and certain related assets. In March 2020, we entered into the Olivet Agreement with Cypress Lawn Cemetery Association to sell substantially all of the assets of the cemetery, funeral establishment and crematory commonly known as Olivet Memorial Park, Olivet Funeral and Cremation Services and Olivet Memorial Park & Crematory for a net cash purchase price of $24.3 million, subject to certain adjustments. In addition, in March 2020, we entered into the California Agreement with certain entities owned by John Yeatman and Guy Saxton to sell substantially all of our remaining California properties, consisting of five cemeteries, six funeral establishments and four crematories for a cash purchase price of $7.1 million, subject to certain closing adjustments. In January 2020, we redeemed an aggregate $30.4 million of principal on the Senior Secured Notes, primarily using the net proceeds from the Oakmont Sale. Per the Indenture, we anticipate using the first $23.7 million of net proceeds and 80% of the remaining net proceeds from the Olivet Sale along with 80% of the net proceeds from the Remaining California Sale to redeem additional portions of the outstanding Senior Secured Notes;

•

Amendments to Indenture and Capital Raise in 2020. On April 1, 2020, the Partnership, Cornerstone Family Services of West Virginia Subsidiary, Inc. and Wilmington Trust, National Association, as trustee, entered into the Supplemental Indenture. Pursuant to the terms of the Supplemental Indenture, several financial covenants were amended. The amendments effected by the Supplemental Indenture will become operational when we pay a $5 million consent fee to the holders of the Senior Secured Notes, of which $3.5 million will be paid in cash and $1.5 million will be paid by increasing the principal amount of the Senior Secured Notes outstanding, and satisfy other specified conditions. Concurrently with the execution of the Supplemental Indenture, we entered the Axar Commitment pursuant to which Axar committed to (a) purchase shares of our Series A Preferred Stock with an aggregate purchase price of $8.8 million on April 3, 2020, (b) exercise its basic rights in the rights offering by tendering the shares of Series A Preferred Stock so purchased for shares of Common Stock and (c) purchase any shares offered in the rights offering for which other stockholders do not exercise their rights, up to a maximum of an additional $8.2 million of such shares. We did not pay Axar any commitment, backstop or other fees in connection with the Axar Commitment. As contemplated by the Axar Commitment, on April 3, 2020, we sold an aggregate of 176 shares of our Series A Preferred Stock to the 2020 Purchasers for an aggregate purchase price of $8.8 million. Under the terms of the Supplemental Indenture and the Axar Commitment, we agreed to undertake an offering to holders of our Common Stock of transferable rights to purchase their pro rata share of shares of Common Stock with an aggregate exercise price of at least $17 million at a price of $0.73 per share. The rights offering period, during which the rights will be transferable, will be no less than 20 calendar days and no more than 45 calendar days. We agreed to use our best efforts to complete the rights offering with an expiration date no later than July 24, 2020. For further details, see Part II. Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 26 Subsequent Events of this Annual Report;

•

Reduction in Workforce. On January 31, 2019, we announced a profit improvement initiative as part of our ongoing organizational review. This profit improvement initiative is intended to further integrate, streamline and optimize our operations. As part of this profit improvement initiative, during 2019 we undertook certain cost reduction initiatives, which included a reduction of approximately 200 positions of our workforce within our field operations and corporate functions in our headquarters located in Trevose, Pennsylvania;
•

Recapitalization Transactions in 2019. On June 27, 2019, we closed a $447.5 million recapitalization transaction, consisting of (i) the sale of an aggregate of 52,083,333 of the Partnership’s Series A Preferred Units representing limited partner interests in the Partnership at a purchase price of $1.1040 per Preferred Unit, reflecting an 8% discount to the liquidation preference of each Preferred Unit, for an aggregate purchase price of $57.5 million and (ii) a concurrent private placement of the Senior Secured Notes to certain financial institutions. The net proceeds of the Recapitalization Transactions were used to fully repay our outstanding senior notes due in June 2021 and retire the revolving credit facility due in May 2020, as well as for associated transaction expenses, cash collateralization of existing letters of credit and other needs under the former credit facility, with the balance available for general corporate purposes;

•

Board Reconstitution. In connection with the closing of the Recapitalization Transactions, our Board of Directors was reconstituted. Directors Martin R. Lautman, Ph.D., Leo J. Pound, Robert A Sick and Fenton R. Talbott resigned as directors and the authorized number of directors was reduced to seven. Andrew Axelrod, David Miller and Spencer Goldenberg were elected to fill the vacancies created by the resignations. The reconstituted board is comprised of Messrs. Axelrod, Miller and Goldenberg, Robert B. Hellman, Jr., Stephen Negrotti, Patricia Wellenbach and Joseph M. Redling. Mr. Axelrod serves as the chairman of the board;

•	Changes in Executive Management. On April 15, 2019, Garry P. Herdler became our Senior Vice President and Chief Financial Officer, replacing Mark Miller. On September 19, 2019,
₋

Jeffrey DiGiovanni became our Senior Vice President and Chief Financial Officer, replacing Garry P. Herdler. With Mr. DiGiovanni’s promotion, the roles of Chief Accounting Officer and Chief Financial Officer were combined;

₋	Jim Ford resigned from the Company, and the role of Chief Operating Officer was eliminated; and
₋	Tom Connolly became our Senior Vice President of Business Planning and Operations;
•	C-Corporation Conversion. On December 31, 2019, we completed the C-Corporation Conversion; and
•

Lease Accounting Standard. Effective January 1, 2019, we adopted the new lease accounting standard as further discussed in Part II. Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1 General of this Annual Report which resulted in an increase in other assets of $15.3 million and increases of $2.2 million and $13.1 million in accounts payable and accrued liabilities and other long-term liabilities, respectively, in the consolidated balance sheet. The adoption did not have a material impact on our results of operations or cash flows.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by key trends in the death care industry, based upon assumptions made by us and information currently available. Death care industry factors affecting our financial position and results of operations include, but are not limited to, death rates, per capita disposable income, demographic trends in terms of number of adults aged 65 and older, cremation rates and trends and e-commerce sales. The number of deaths which is related to the age structure of the population, mortality rates, disease prevalence, natural disasters, sudden accidents, suicides and other causes drives industry revenue. With the aging of the U.S. population, the number of deaths is expected to increase over the next few years. Per the report by Max Roser titled, Future Population Growth, projected deaths per year in the U.S. are expected to increase by 12% from 2019 to 2028.

Number of births and deaths per year, United States

Source: Max Roser (2020) - "Future Population Growth". Published online at OurWorldInData.org. Retrieved from: 'https://ourworldindata.org/future-population-growth' [Online Resource]

The growth of per capita disposable income is positively correlated with industry performance, as with higher per capita income, consumers are more likely to choose full-service traditional funerals over cremation and purchase additional expensive merchandise and services. The proportion of the population aged 65 and older is a positive indicator of demand for cemetery services, as this age segment of the population accounts for the majority of all deaths and are most likely to purchase pre-need services and merchandise. Per the report published by IBISWorld in June 2019 titled, IBISWorld Industry Report 81221: Funeral Homes in the US, individuals aged 65 and older are projected to account for 73.9% of market demand in the funeral operations industry in 2019. Per the report published by IBISWorld in April 2019 titled, IBISWorld Industry Report 81222: Cemetery Services in the US, individuals aged 55 and older are projected to account for 86.3% of market demand in the cemetery services industry in 2019.

Major Market Segmentation by Age (2019)
Funeral Homes Industry (U.S.)	Cemetery Operations Industry (U.S.)

Cremations typically cost significantly less than traditional burial services and bring in significantly less revenue and profit for cemeteries and funeral homes. The rising demand for cremations due to cost considerations, increased mobility of the population, environmental reasons, religious considerations and changing consumer preferences present a potential threat to the cemetery services and funeral homes industries. Per the National Funeral Directors Association’s 2019 Cremation & Burial Report, the cremation rate within the U.S. began to exceed the burial rate within the U.S. around the year 2015, and is expected to be over 60% by the year 2025.

Rates of Burial and Cremation

Source: 2019 NFDA Cremation & Burial Report

Funeral homes have traditionally benefited from limited competition for industry products, such as caskets and urns; however, online retailers are beginning to encroach on this market sector by offering these products to consumers at more cost-effective prices.

In addition, we are subject to fluctuations in the fair value of equity and fixed-maturity debt securities held in our trusts. These values can be negatively impacted by contractions in the credit market and overall downturns in economic activity. Our ability to make payments on our debt depends on our success at managing operations with respect to these industry trends. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

COVID-19 Pandemic

The outbreak of COVID-19 in Wuhan, China in December 2019 has since reached pandemic proportions, posing a significant threat to the health and economic wellbeing of our employees, customers and vendors. Currently, our operations have been deemed essential by the state and local governments in which we operate, with the exception of Puerto Rico, and we are actively working with federal, state and local government officials to ensure that we continue to satisfy their requirements for offering our essential services The operation of all of our facilities is critically dependent on the employees who staff these locations. To ensure the wellbeing of our employees and their families, we have provided all of our employees with detailed health and safety literature on COVID-19, such as the CDC’s industry-specific guidelines for working with the deceased who were and may have been infected with COVID-19. In addition, our procurement and safety teams have updated and developed new safety-oriented guidelines to support daily field operations and provided personal protection equipment to those employees whose positions necessitate them, and we have implemented work from home policies at our corporate office consistent with CDC guidance to reduce the risks of exposure to COVID-19 while still supporting the families that we serve.

Our marketing and sales team has quickly responded to the sales challenges presented by the COVID-19 Pandemic by implementing virtual meeting options using a variety of web-based tools to ensure that we can continue to connect with and meet our customers’ needs in a safe, effective and productive manner. Some of our locations have also started providing live video streaming of their funeral and burial services to our customers, so that family and friends can connect virtually during their time of grief.

Like most businesses world-wide, the COVID-19 Pandemic has impacted us financially; however, we cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows. As recently as early March 2020, we were experiencing sales growth for the first quarter of 2020, as compared to the first quarter of 2019. However, over the last two weeks, we have seen our pre-need sales activity decline as Americans practice social distancing. In addition, our pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. While we expect our pre-need sales to be challenged during the COVID 19 Pandemic, we believe the implementation of our virtual meeting tools is one of several key steps to mitigate this disruption. In addition, we expect that throughout this disruption our cemeteries and funeral homes will remain open and available to serve our families in all the locations in which we operate to the extent permitted by local authorities, with the exception of Puerto Rico.

Business Strategies

We believe the Recapitalization Transactions demonstrate both strong underlying values of our asset base as well as confidence in our ability to execute our turnaround plan. We believe the recapitalization of our balance sheet has reset our financial footing and helps position us to execute the following business strategies:

•

Execute on Financial Strategy. The Recapitalization Transactions have significantly extended our debt capital structure with a five-year maturity, which provides us with a meaningful liquidity improvement to execute our turnaround strategy, including the next phase of our performance improvement plans. In April 2019, we announced a turnaround strategy focused on four key goals: cash flow and liquidity, capital structure, strategic balance sheet/portfolio review, and performance improvement from cost reductions and revenue enhancement;

•

Implementation of New Strategic Initiatives. We view our substantial and diverse asset base as a strength, but we have prioritized the ways in which we view our assets. We believe that by tiering operating units by class and contribution, initiating a divestiture plan for select assets and prioritizing certain assets over others, we will be able to optimize results in our top tier properties and more efficiently manage our assets. From a portfolio review perspective, we continue to focus our resources on improving our “top tier” assets as we believe they possess the greatest potential for improved profitability. We are also minimizing costs and resources on our “lower-tier” assets to reduce the impact these assets have on profitability of the portfolio; and

•

Improve Operating Efficiencies. We believe we have identified significant expense reduction opportunities in the next phase of this operational turnaround strategy with additional “4-wall level” operational savings, identified projects and industry benchmarking. In addition, we are focused on improving performance through cost reductions and revenue enhancement and executing on other long and short-term turnaround strategies that will allow us to meet our primary objectives on a continuing basis. The next phase of cost reduction and operational performance improvement opportunities have now been identified with a focus on prioritizing identified opportunities in procurement, sourcing, product hierarchy, field labor efficiencies, shared services and outsourcing. We believe that the execution of these initiatives will result in improved profitability and cash flow across the asset base. In terms of revenue enhancements, we believe we have identified the primary drivers of our sales productivity and pre-need sales issues and, while it is in the early stages, we remain focused on improving retention of sales personnel and optimizing staffing levels across our asset base.

RESULTS OF OPERATIONS

We have two distinct reportable segments, Cemetery Operations and Funeral Home Operations, which are supported by corporate costs and expenses.

Cemetery Operations

Overview

We are currently one of the largest owners and operators of cemeteries in the United States of America. As of December 31, 2019, we operated 321 cemeteries in 27 states and Puerto Rico. We own 291 of these cemeteries, and we manage or operate the remaining 30 under leases, operating agreements or management agreements. Revenues from our Cemetery Operations segment accounted for approximately 82% and 83% of our total revenues during the years ended December 31, 2019 and 2018, respectively.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table presents operating results for our Cemetery Operations segment for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
			Variance
	2019	2018	$	%
Interments	$67,425	$76,902	$(9,477)	(12%)
Merchandise	64,476	75,412	(10,936)	(15%)
Services	65,494	67,278	(1,784)	(3%)
Interest income	8,280	8,995	(715)	(8%)
Investment and other	32,212	33,348	(1,136)	(3%)
Total revenues	237,887	261,935	(24,048)	(9%)
Cost of goods sold	40,174	54,647	(14,473)	(26%)
Cemetery expense	74,339	78,708	(4,369)	(6%)
Selling expense	59,347	62,538	(3,191)	(5%)
General and administrative expense	44,231	43,081	1,150	3%
Depreciation and amortization	7,420	8,037	(617)	(8%)
Total costs and expenses	225,511	247,011	(21,500)	(9%)
Segment operating profit	$12,376	$14,924	$(2,548)	(17%)

The following table presents supplemental operating data for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
			Variance
	2019	2018	#	%
SUPPLEMENTAL DATA:
Interments performed	52,010	54,773	(2,763)	(5%)
Net interment rights sold (1)
Lots	23,074	27,044	(3,970)	(15%)
Mausoleum crypts (including pre-construction)	1,210	1,334	(124)	(9%)
Niches	1,679	1,685	(6)	(0%)
Total net interment rights sold (1)	25,963	30,063	(4,100)	(14%)
Cemetery contracts written
Number of pre-need cemetery contracts written	35,401	39,989	(4,588)	(11%)
Number of at-need cemetery contracts written	53,999	57,664	(3,665)	(6%)
Number of cemetery contracts written	89,400	97,653	(8,253)	(8%)

______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Cemetery interments revenues were $67.4 million for the year ended December 31, 2019, a decrease of $9.5 million and 12% from $76.9 million for the year ended December 31, 2018. The change was due to decreases in the pre-need sales of lots of $3.9 million, lawn crypts of $2.7 million and mausoleums of $2.6 million. These decreases were partially offset by a net increase in at-need interment revenues of $0.9 million, a decrease in cancellations of $0.9 million primarily related to the decrease in interment revenues and a net increase in various other pre-need revenues of $0.2 million. These changes were combined with a decrease of $2.3 million due to further refinement of our process for recording revenues in accordance with Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).

Cemetery merchandise revenues were $64.5 million for the year ended December 31, 2019, a decrease of $10.9 million and 15% from $75.4 million for the year ended December 31, 2018. The change was primarily due to a decrease in pre-need revenues from markers and bases of $7.7 million, a decline in contracts serviced that were acquired through acquisitions in prior years of $2.1 million, a net decrease in at-need merchandise revenues of $0.3 million and a net decrease in various other pre-need merchandise revenues of $0.1 million. These decreases were partially offset by a decrease in cancellations of $0.7 million primarily related to the decrease in merchandise revenues. These changes were combined with a decrease of $1.4 million due to further refinement of our process for recording revenues in accordance with ASC 606.

Cemetery services revenues were $65.5 million for the year ended December 31, 2019, a decrease of $1.8 million and 3% from $67.3 million for the year ended December 31, 2018. The change was due to a decrease in at-need opening and closing revenues of $0.9 million, a decline in contracts serviced that were acquired through acquisitions in prior years of $0.5 million and a decrease in pre-need marker installations of $0.4 million. These decreases were partially offset by a net increase in various other pre-need and at-need service revenues of $0.8 million and a decrease in cancellations of $0.2 million primarily related to the decrease in service revenues. These changes were combined with a decrease of $1.0 million due to further refinement of our process for recording revenues in accordance with ASC 606.

Interest income was $8.3 million for the year ended December 31, 2019, a decrease of $0.7 million and 8% from $9.0 million for the year ended December 31, 2018. The change was primarily due to a decrease in accounts receivable outstanding driven by the accelerated collection of pre-need receivables.

Investment and other income was $32.2 million for the year ended December 31, 2019, a decrease of $1.1 million and 3% from $33.3 million for the year ended December 31, 2018. The change was due to a decrease in land sales of $0.5 million combined with a net decrease of $1.5 million in various other sources of other income, partially offset by an increase in investment income of $0.9 million.

Cost of goods sold was $40.2 million for the year ended December 31, 2019, a decrease of $14.5 million and 26% from $54.6 million for the year ended December 31, 2018. The change was due to a decrease of $4.7 million related to lower revenue activity and a $6.9 million decrease in costs primarily related to markers, the servicing of contacts acquired through acquisition, vaults and lots. These decreases were combined with $2.9 million of vault inventory adjustments and impairments that were recorded in the first and fourth quarters of 2018, but which did not recur in 2019.

Cemetery expenses were $74.3 million for the year ended December 31, 2019, a decrease of $4.4 million and 6% from $78.7 million for the year ended December 31, 2018. The change was primarily due to a decrease in payroll and related taxes of $3.6 million resulting from a reduction in force in 2019 and the implementation of a general manager operating model, gains on insurance recoveries received of $1.1 million and a decrease in real estate taxes of $1.0 million resulting from the reassessment of certain properties under management in the prior year that did not recur in the current year. Partially offsetting these decreases was an increase in repairs and maintenance of $1.0 million and a net increase in various other cemetery expenses of $0.3 million.

Selling expenses were $59.3 million for the year ended December 31, 2019, a decrease of $3.2 million and 5% from $62.5 million for the year ended December 31, 2018. The change was due to a decrease in payroll and related taxes of $5.4 million, resulting primarily from a decrease in contracts written during the current year, which resulted in reduced sales incentive compensation and the elimination of an annual sales trip bonus. This was combined with a net decrease of $0.5 million in various other expenses. These decreases were partially offset by an increase in marketing and advertising expense of $2.7 million.

General and administrative expenses were $44.2 million for the year ended December 31, 2019, an increase of $1.2 million and 3% from $43.1 million for the year ended December 31, 2018. The change was due to an increase in payroll and related taxes of $4.1 million primarily associated with the implementation of a general manager operating model, combined with an increase in the cost of surety bonds of $0.7 million. These increases were partially offset by decreases in non-general manager related payroll of $0.9 million resulting from a reduction in force in 2019, legal fees of $0.8 million, employee benefits of $0.4 million and a net decrease in various other expenses of $1.5 million.

Depreciation and amortization expenses were $7.4 million for the year ended December 31, 2019, a decrease of $0.6 million and 8% from $8.0 million for the year ended December 31, 2018. The change was due to routine depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

As of December 31, 2019, we owned, operated or managed 90 funeral homes located in 17 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 18% and 17% of our total revenues during the years ended December 31, 2019 and 2018, respectively.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table presents operating results for our Funeral Home Operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
			Variance
	2019	2018	$	%
Merchandise	$23,774	$25,652	$(1,878)	(7%)
Services	27,861	28,539	(678)	(2%)
Total revenues	51,635	54,191	(2,556)	(5%)
Merchandise	7,013	6,579	434	7%
Services	21,659	22,159	(500)	(2%)
Depreciation and amortization	2,376	2,744	(368)	(13%)
Other	14,643	15,787	(1,144)	(7%)
Total expenses	45,691	47,269	(1,578)	(3%)
Segment operating profit	$5,944	$6,922	$(978)	(14%)

Funeral home merchandise revenues were $23.8 million for the year ended December 31, 2019, a decrease of $1.9 million and 7% from $25.7 million for the year ended December 31, 2018. The change was due to a $1.0 million decrease in revenues from pre-need contracts that matured during the current year, a $0.5 million decrease in at-need casket sales and a net decrease in various other merchandise revenues of $0.4 million.

Funeral home services revenues were $27.9 million for the year ended December 31, 2019, a decrease of $0.7 million and 2% from $28.5 million for the year ended December 31, 2018. The change was due to a $0.7 million decrease related to a reduction in at-need services during the current year and a net decrease in various other funeral home service revenues of $0.3 million. Partially offsetting these decreases was increased revenue from pre-need contracts that matured during the current year of $0.3 million.

Funeral home expenses were $45.7 million for the year ended December 31, 2019, a decrease of $1.6 million and 3% from $47.3 million for the year ended December 31, 2018. The change was due to savings of $1.9 million achieved with the elimination of the insurance sales group and a decrease in payroll and related costs of $0.8 million. Partially offsetting these decreases was an increase in casket costs of $0.8 million and a net increase in various other expenses of $0.3 million.

Corporate

Operating Results

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Corporate Overhead

The following table summarizes our corporate overhead by expense category for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
			Variance
	2019	2018	$	%
Corporate overhead	$51,107	$53,281	$(2,174)	(4%)
Non-recurring adjustments
Severance	1,459	1,792	(333)	(19%)
C-Corporation Conversion fees	2,378	2,158	220	10%
Other professional fees	5,641	6,903	(1,262)	(18%)
Total non-recurring adjustments	9,478	10,853	(1,375)	(13%)
Corporate overhead, adjusted	$41,629	$42,428	$(799)	(2%)

Corporate overhead expense was $51.1 million for the year ended December 31, 2019, a decrease of $2.2 million and 4% from $53.3 million for the year ended December 31, 2018. The change was due to the following:

•	savings in payroll and payroll-related benefits of $2.5 million resulting primarily from a reduction in workforce in 2019;
•	a decrease of $2.0 million in various other expenses, primarily driven by reductions in telecom, recruiting and employee benefits provider fees;
•

a decrease in accounting fees of $0.9 million primarily related to nonrecurring costs incurred in 2018 associated with the implementation of ASC 606 and nonrecurring accounting-related consulting fees and internal audit fees associated with our delayed 2018 periodic filings and material weakness identified in 2018;

•	an increase of $0.3 million in severance and bonus expenses;
•	an increase in legal fees and legal settlements of $0.7 million;
•	an increase in stock compensation expense of $1.1 million; and
•	an increase of $1.1 million in other professional fees primarily resulting from financial advisory and consulting fees, partially offset by nonrecurring fees paid to an interim executive in 2018.

Other Losses, Net

Other losses, net were $8.1 million for the year ended December 31, 2019, a decrease of $3.4 million and 30% from $11.5 million for the year ended December 31, 2018. Other losses, net for the year ended December 31, 2019 consisted of a $2.8 million impairment of cemetery property, a $2.6 million impairment charge related to damaged and excess inventory and damaged allocated merchandise, a $2.1 million loss on the termination of a management agreement and $0.6 million related to other loss events. Other losses, net for the year ended December 31, 2018 consisted of $9.7 million of impairment charges related to damaged and excess inventory and damaged allocated merchandise and $2.8 million impairment of cemetery property, partially offset by gains of $1.0 million from the termination of a management agreement and sales of certain funeral homes and unused buildings.

Interest Expense

Interest expense was $48.5 million for the year ended December 31, 2019, an increase of $17.9 million and 59% from $30.6 million for the year ended December 31, 2018. The change was primarily due to the following:

•

an increase of $17.2 million related to a higher interest rate and principal on our Senior Secured Notes compared to the interest rate and principal under our prior revolving credit facility and senior notes;

•	an increase of $3.4 million due to the write-off and amortization of deferred financing fees in connection with our Recapitalization Transactions; and
•	a decrease of $2.7 million resulting from the payoff of the revolving credit facility in the second quarter of 2019.

Loss on Debt Extinguishment

Loss on debt extinguishment was $8.5 million for the year ended December 31, 2019. This related to the write-off of deferred financing fees of $6.9 million and original issue discounts of $1.6 million associated with the refinancing of the senior notes and revolving credit facilities. For the year ended December 31, 2018, there was no loss on debt extinguishment.

Loss on Goodwill Impairment

We recorded a loss on goodwill impairment of $24.9 million related to our Cemetery Operations reporting unit for the year ended December 31, 2019. For the year ended December 31, 2018 there was no impairment of goodwill. For further information, see Part II, Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 9 Goodwill and Intangible Assets of this Annual Report.

Income Tax Expense

Income tax expense was $28.2 million for the year ended December 31, 2019 compared to a $1.8 million income tax benefit for the year ended December 31, 2018. The variance was primarily due to the change in our tax status from a partnership to a C-corporation, which resulted in us recognizing deferred tax assets and liabilities created by differences in the book versus tax basis of the Partnership’s assets and liabilities. The provision for the year ended December 31, 2019 was net of the future benefit expected to be realized upon filing a consolidated federal tax return for Stonemor Inc. and its subsidiaries. The primary book versus tax basis difference was the result of our cemetery properties that for tax purposes are depreciated over the average life of the cemeteries, which range from 100 to 300 years. The benefit for the year ended December 31, 2018 was primarily driven by changes in the Tax Act, which allowed us to use post-December 31, 2017 NOLs against long life deferred tax liabilities. Our effective tax rate differs from our statutory tax rate, primarily because our legal entity structure includes different tax filing entities that are not subject to entity level income taxes. The effective rate for 2019 is not expected to continue into future tax years, because it reflected adjustments triggered by our change in tax status from a partnership to a C-corporation on December 31, 2019. Additionally, our “ownership change” for income tax purposes that was triggered by the Recapitalization Transactions in June 2019 provided us with the opportunity to reevaluate our ability to offset our NOLs and certain other deferred tax assets against future deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations and the remaining balance of the proceeds from the sale of the Senior Secured Notes. Our primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service. In general, as part of our operating strategy, we expect to fund:

•

working capital deficits through available cash, including the remaining balance of the proceeds from the sale of the Senior Secured Notes, cash generated from operations and proceeds from asset sales; and

•

expansion capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service obligations through available cash, cash generated from operations or proceeds from asset sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution related, which will reduce the amount of additional borrowings or asset sales needed.

•	any maintenance capital expenditures through available cash and cash flows from operating activities.

While we rely heavily on our available cash and cash flows from operating activities to execute our operational strategy and meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or be available to us to the extent required and on acceptable terms. We have experienced negative financial trends, including use of cash in operating activities, which, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern. These negative financial trends include:

•

we have continued to incur net losses for the years ended December 31, 2019 and 2018 and have an accumulated deficit and negative cash flow from operating activities as of December 31, 2019, due to an increased competitive environment, increased expenses due to the consummated C-Corporation Conversion and increases in professional fees and compliance costs; and

•	a decline in billings coupled with the increase in professional, compliance and consulting expenses tightened our liquidity position and increased reliance on long-term financial obligations.

During 2018 and 2019, we implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

•

sold an aggregate of 52,083,333 of the Partnership’s Preferred Units for an aggregate purchase price of $57.5 million and completed a private placement of $385.0 million of the Senior Secured Notes. The net proceeds of both transactions were used to fully repay the then-outstanding senior notes due in June 2021 and retire our revolving credit facility that was due in May 2020;

•	continue to manage recurring operating expenses and seek to limit non-recurring operating expenses; and
•	identify and complete sales of select assets to provide supplemental liquidity.

On April 1, 2020, we entered into the Supplemental Indenture that amended three financial covenants and the premium payable upon voluntary redemption of the Senior Secured Notes in the Indenture, and we agreed to use our best efforts to effectuate an offering to holders of our Common Stock of transferable rights to purchase their pro rata share of shares of our Common Stock with an aggregate exercise price of at least $17 million at a price of $0.73 per share, as promptly as practicable with an expiration date no later than July 24, 2020 and to receive proceeds of not less than $8.2 million therefrom (in addition to the $8.8 million capital raise described next). Concurrently with the execution of the Supplemental Indenture, we entered into the Axar Commitment pursuant to which Axar committed to (a) purchase shares of our Series A Preferred Stock with an aggregate purchase price of $8.8 million on April 3, 2020, (b) exercise its basic rights in the rights offering by tendering the shares of Series A Preferred Stock so purchased for shares of our Common Stock and (c) purchase any shares offered in the rights offering for which other stockholders do not exercise their rights, up to a maximum of an additional $8.2 million of such shares. As contemplated by the Axar Commitment, on April 3, 2020, we sold an aggregate of 176 shares of our Series A Preferred Stock to the 2020 Purchasers for an aggregate purchase price of $8.8 million.

There is no certainty that our actual operating performance and cash flows will not be substantially different from forecasted results, and there is no certainty we will not need amendments to the Indenture in the future. Factors that could impact the significant assumptions used by us in assessing our ability to satisfy our financial covenants include the following:

•	operating performance not meeting reasonably expected forecasts;
•	failing to generate profitable sales;
•	investments in our trust funds experiencing significant declines due to factors outside our control;
•	being unable to compete successfully with other cemeteries and funeral homes in our markets;
•	the number of deaths in our markets declining; and
•	an adverse change in the mix of funeral and cemetery revenues between burials and cremations.

If our planned, implemented and not yet implemented actions are not completed or implemented and cash savings are not realized, or we fail to improve our operating performance and cash flows or we are not able to comply with the covenants under the Indenture, we may be forced to limit our business activities, limit our ability to implement further modifications to our operations or limit the effectiveness of some actions that are included in our forecasts, amend the Indenture and/or seek other sources of capital, and we may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Our ability to meet our obligations as of December 31, 2019 and to continue as a going concern is dependent upon achieving the action plans noted above.

Based on our forecasted operating performance, planned actions to improve our profitability and cash flows, the execution of the Supplemental Indenture and the Axar Commitment and the consummation of the transactions contemplated thereby, including receipt of not less than $17.0 million in proceeds from the contemplated rights offering, together with plans to file financial statements on a timely basis consistent with the debt covenants, we do not believe it is probable that we will breach the covenants under the Indenture or be unable to continue as a going concern for the next twelve-month period. As such, the consolidated financial statements for the years ended December 31, 2019 and 2018 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should we be required to liquidate our assets.

Cash Flows

The following table summarizes our consolidated statements of cash flows by class of activities (in thousands):

	Year Ended December 31,
	2019	2018
Net cash (used in) provided by operating activities	$(37,986)	$26,457
Net cash used in investing activities	(163)	(12,563)
Net cash provided by (used in) financing activities	76,769	(2,568)

Significant sources and uses of cash during the Years Ended December 31, 2019 and 2018

Operating Activities

Net cash used in operations was $38.0 million for the year ended December 31, 2019 compared to $26.5 million of net cash provided by operations during the year ended December 31, 2018. The $64.4 million change in operating cash flow was primarily due to the following:

•

Change in cash from accounts payable and accrued liabilities – $19.8 million: We aggressively managed our working capital in 2019 to maximize cash flows, while upon completion of the Recapitalization Transaction in June 2019, we made significant paydowns on our payables, which resulted in a net increase in operating cash outflows of $19.8 million in 2019.

•

Cash interest – $6.6 million: Our cash interest paid in 2019 increased by $6.6 million as our total debt and associated debt service costs increased under the Senior Secured Notes as compared to our prior revolving credit facility and senior notes.

•

Impact of early payoff – $14.1 million: In order to improve the liquidity profile of the business in 2019 and 2018, we ran an early payoff program during the fourth quarter of 2019 and throughout 2018. The early payoff program offered customers with outstanding pre-need receivable contracts the opportunity to pre-pay their outstanding balance at a 15% discount. The change in cash flows generated by each year’s early payoff program accounted for a net decrease in operating cash inflows of $14.1 million in 2019.

•

Merchandise trust distributions – $19.1 million: We received $2.0 million of excess income distributions from our merchandise trusts in 2019 compared to $21.1 million of excess income distributions from our merchandise trusts in 2018, which resulted in a net decrease in operating cash inflows of $19.1 million in 2019.

•

Sales production, non-recurring expenses and other working capital items – 4.8 million: Our cash flows in 2019 were further impacted by the continued contraction in sales production and other working capital items, partially offset by decreases in our non-recurring expenses, which resulted in a net increase in operating cash outflows of $4.8 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $0.2 million as compared to $12.6 million in the comparable 2018 period. The cash used in investing activities for the year ended December 31, 2019 was primarily attributable to capital expenditures of $6.4 million, offset by proceeds from divestitures of $6.3 million, which consisted of the $5.0 million letter of intent deposit we received in connection with the Oakmont Sale and $1.3 million from the termination of one of our management agreements. Net cash used in investing activities during the year ended December 31, 2018 consisted of $12.2 million used for capital expenditures and $1.7 million used for property acquisitions, offset by proceeds from asset sales of $1.3 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $76.8 million, an increase of $79.3 million from net cash used in financing activities of $2.6 million for the year ended December 31, 2018, primarily due to net proceeds of $406.1 million and $57.5 million from the issuance of the Senior Secured Notes and the Preferred Offering, respectively, which were both related to our comprehensive recapitalization, as described in Note 10 Long-Term Debt and Note 11 Redeemable Convertible Preferred Units and Partners' Deficit of the consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report. These investing proceeds were offset by the repayment in full of the prior senior notes and revolving credit facilities of $366.9 million, the payment of $17.4 million in financing costs related to the debt refinancing and debt amendments, principal payments of $1.4 million for our finance leases, payments of $0.8 million for employee tax withholdings on the units that vested in 2019 and a $0.3 million intercompany advance that was effectively repaid by a reduction in the units issued to GP Holdings in the C-Corporation Conversion to comply with our settlement with the SEC. Net cash used in financing activities during the year ended December 31, 2018 consisted primarily of $4.0 million of financing costs partially offset by $1.4 million of net proceeds from borrowings.

Capital Expenditures

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018
Maintenance capital expenditures	$1,590	$4,383
Expansion capital expenditures	4,828	7,789
Total capital expenditures	$6,418	$12,172

Contractual Obligations

In the normal course of business, we enter into various contractual and contingent obligations that impact or could impact our liquidity. We have contractual obligations requiring future cash payments related to debt maturities, interest on debt, operating lease and finance lease agreements, liabilities to purchase merchandise related to our pre-need sales contracts and capital commitments to private credit funds.

A summary of our total contractual and contingent obligations as of December 31, 2019 is presented in the table below (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt(1)	$592,824	$30,293	$72,592	$489,939	$—
Cemetery land purchase obligations(2)	17,070	2,447	5,344	6,004	3,275
Operating leases	19,201	3,304	5,280	4,269	6,348
Finance leases	6,488	1,773	3,892	823	—
Lease and management agreements(3)	37,507	—	—	—	37,507
Deferred revenues(4)	949,375	—	—	—	—
Self-insurance-related liabilities:
Workers compensation	11,923	4,219	4,141	1,432	2,131
General liability	7,256	2,584	3,128	851	693
Medical	2,156	2,156	—	—	—
Total contractual obligations	1,643,800	46,776	94,377	503,318	49,954
Contingent Obligations:
Other investment funds(5)	119,755	119,755	—	—	—
Total contingent obligations	119,755	119,755	—	—	—
Total	$1,763,555	$166,531	$94,377	$503,318	$49,954
(1)

Represents the interest payable and par value of our financed vehicles and of our Senior Secured Notes outstanding as of December 31, 2019, exclusive of the unamortized debt discounts and unamortized deferred financing fees as of December 31, 2019 of $14.3 million and $12.9 million, respectively. This table assumes that we pay the fixed rate of 7.50% per annum in cash plus the fixed rate of 4.00% per annum payable in kind through January 30, 2022 and cash interest payments at 9.875% for all interest periods after January 30, 2022, and that current principal amounts outstanding under the Senior Secured Notes are not repaid until the maturity date of June 30, 2024. Since December 31, 2019, an aggregate of $31.3 million of principal on our Senior Secured Notes has been redeemed, primarily with the net proceeds from the Oakmont Sale. Per the Indenture, we anticipate using the first $23.7 million of net proceeds and 80% of the remaining net proceeds from the Olivet Sale along with 80% of the net proceeds from the Remaining California Sale to redeem additional portions of the outstanding Senior Secured Notes.

(2)

Represents the amounts due related to an agreement we entered into in 2017 to purchase cemetery land in annual installments beginning January 26, 2018 through January 26, 2025. Cypress Lawn Cemetery Association has agreed to assume the obligations under this agreement in connection with the Olivet Sale.

(3)

Represents the aggregate rent payments pertaining to our lease and management agreements with the Archdiocese of Philadelphia. This table assumes that we defer the rent payments, together with accrued interest compounded quarterly, that are related to the periods from June 1, 2019 through May 31, 2025. This table does not include any associated unamortized discount. For further details, see "Agreements with the Archdiocese of Philadelphia" section below.
(4)

Total cannot be separated into periods, because we are unable to anticipate when the merchandise and services will be delivered. This balance represents the revenues to be recognized from the total performance obligations on our customer contracts.

(5)

Represents unfunded capital commitments to private credit funds that are callable at any time during the lockup periods, which range from four to ten years with three potential one year extensions at the discretion of the funds’ general partners and which will be funded using existing trust assets.

Not included in the above table are potential funding obligations related to our merchandise and service trusts. In certain states and provinces, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. In the event that our trust investments do not recover from market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2019, we had unrealized losses of $4.2 million in the various trusts within these states.

Agreements with the Archdiocese of Philadelphia

In accordance with the lease and management agreements with the Archdiocese of Philadelphia, we have agreed to pay to the Archdiocese aggregate fixed rent of $36.0 million in the following amounts:

Lease Years 1-5 (May 28, 2014-May 31, 2019)	None
Lease Years 6-20 (June 1, 2019-May 31, 2034)	$1,000,000 per Lease Year
Lease Years 21-25 (June 1, 2034-May 31, 2039)	$1,200,000 per Lease Year
Lease Years 26-35 (June 1, 2039-May 31, 2049)	$1,500,000 per Lease Year
Lease Years 36-60 (June 1, 2049-May 31, 2074)	None

The fixed rent for lease years 6 through 11, an aggregate of $6.0 million is deferred. If prior to May 31, 2025, the Archdiocese terminates the agreements pursuant to its terms during lease year 11 or we terminate the agreements as a result of a default by the Archdiocese, we are entitled to retain the deferred fixed rent. If the agreements are not terminated, the deferred fixed rent will become due and payable on or before June 30, 2025.

Long-Term Debt and Redeemable Convertible Preferred Units

Senior Secured Notes

On June 27, 2019, StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc. and, collectively with the Company, certain direct and indirect subsidiaries of the Company, the initial purchasers party thereto and Wilmington Trust, National Association, as trustee and as collateral agent, entered into an indenture with respect to the 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024.

For further detail on our Senior Secured Notes, see Note 10 Long-Term Debt of Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

Redeemable Convertible Preferred Units

On June 27, 2019, funds and accounts affiliated with Axar Capital Management LP and certain other investors entered into the Series A Purchase Agreement pursuant to which the Partnership sold to such purchasers an aggregate of 52,083,333 of the Partnership’s Series A Convertible Preferred Units representing limited partner interests in the Partnership with certain rights, preferences and privileges as were set forth in the Partnership’s Third Amended and Restated Agreement of Limited Partnership dated as of June 27, 2019. The purchase price for the Preferred Units sold pursuant to the Series A Purchase Agreement was $1.1040 per Preferred Unit, reflecting an 8% discount to the liquidation preference of each Preferred Unit, for an aggregate purchase price of $57.5 million. The terms of the sale of the Preferred Units were determined based on arms-length negotiations between the Partnership and Axar.

Pursuant to the Series A Purchase Agreement, the Partnership filed a registration statement on Form S-1 with the SEC to effect a $40.2 million rights offering of common units representing limited partnership interests in the Company (“Common Units”) to all holders of Common Units (other than the Purchasers, American Infrastructure Funds LP and their respective affiliates).

The offering entitled each unitholder to one non-transferable subscription right for each common unit held by the unitholder on the record date for the offering. Each subscription right entitled the unitholder to purchase 1.24 common units for each common unit held by the unitholder at a purchase price of $1.20 per Common Unit (the “Rights Offering”). The Rights Offering was completed in 2019 with the sale of 3,039,380 common units for an aggregate price of $3.6 million. The proceeds from the Rights Offering were used to redeem 3,039,380 of Partnership’s outstanding Preferred Units on October 25, 2019 at a price of $1.20 per Preferred Unit.

For further detail on our Preferred Units, see Note 11 Redeemable Convertible Preferred Units and Owners’ Equity of Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

Surety Bonds

We have entered into arrangements with certain surety companies, whereby such companies agree to issue surety bonds on our behalf as financial assurance and/or as required by existing state and local regulations. The surety bonds are used for various business purposes; however, the majority of the surety bonds issued and outstanding have been used to support our pre-need sales activities.

When selling pre-need contracts, we may post surety bonds where allowed by state law. We post the surety bonds in lieu of trusting a certain amount of funds received from the customer. If we were not able to renew or replace any such surety bond, we would be required to fund the trust only for the portion of the applicable pre-need contracts for which we have received payments from the customers, less any applicable retainage, in accordance with state law. We have provided cash collateral to secure these surety bond obligations and may be required to provide additional cash collateral in the future under certain circumstances.

For the years ended December 31, 2019 and 2018, we had $92.3 million and $91.4 million, respectively, of cash receipts from sales attributable to related bond contracts. These amounts do not consider reductions associated with taxes, obtaining costs or other costs.

Surety bond premiums are paid annually and the bonds are automatically renewable until maturity of the underlying pre-need contracts, unless we are given prior notice of cancellation. Except for cemetery pre-construction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel the surety bond, we would be required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. We do not expect that we will be required to fund material future amounts related to these surety bonds due to a lack of surety capacity or surety company non-performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements and related notes included within Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report in conformity with general accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities that arose during the reporting period and through the date our financial statements are filed with the SEC. Although we base our estimates on historical experience and various other assumptions we believe to be reasonable, actual results may differ from these estimates.

A critical accounting estimate or policy is one that requires a high level of subjective judgement by management and could have a material impact on our financial position, results of operations or cash flows if actual results vary significantly from our estimates.

Revenue Recognition

We recognize revenue in an amount that reflects the consideration to which we expect to be entitled for the transfer of goods and services to our customers. We account for individual products and services separately as distinct performance obligations. Our performance obligations include the delivery of funeral and cemetery merchandise and services and cemetery property interment rights. Revenue is measured based on the consideration specified in a contract with a customer and is net of any sales incentives and amounts collected on behalf of third parties. The consideration (including any discounts) is allocated among separate products and services in a package based on their relative stand-alone selling prices. The stand-alone selling price is determined by management based upon local market conditions and reasonable ranges for both merchandise and services, which is the best estimate of the stand-alone price. For items that are not sold separately (e.g., second interment rights), we estimate stand-alone selling prices using the best estimate of market value, using inputs such as average selling price and list price broken down by each geographic location. Additionally, we consider typical sales promotions that could impact the stand-alone selling price estimates.

Pursuant to state law, all or a portion of the proceeds from funeral and cemetery merchandise or services sold on a pre-need basis may be required to be paid into trust funds. We defer investment earnings related to these merchandise and service trusts until the associated merchandise is delivered or services are performed. A portion of the proceeds from the sale of cemetery property interment rights is required by state law to be paid by us into perpetual care trust funds to maintain the cemetery. The portion of these proceeds are not recognized as revenue. Investment earnings from these trusts are distributed to us regularly and recognized in current cemetery revenue.

Inaccuracies in our records of the timing of physical delivery of our merchandise and services can have a material impact on our financial position, results of operations or cash flows.

Deferred Revenues

Revenues from the sale of services and merchandise, as well as any investment income from the merchandise trusts, are deferred until such time as the services are performed or the merchandise is delivered. In addition to amounts deferred on new contracts, investment income and unrealized gains and losses on our merchandise trusts are recognized as deferred revenues. Deferred revenues also include deferred revenues from pre-need sales that we acquired through our various acquisitions, and we provide a profit margin for these deferred revenues to account for the projected future costs of delivering products and providing services on these acquired pre-need contracts.

Inaccuracies in our records of the timing of physical delivery of our merchandise and services can have a material impact on our financial position, results of operations or cash flows.

For further details on our deferred revenues, see Part II, Item 8. Financial Statements and Supplementary Data – Note 1 General and Note 13 Deferred Revenues and Costs.

Loss Contract Analysis

We perform an analysis annually to determine whether our pre-need contracts are in a loss position, which would necessitate a charge to earnings. For this analysis, we add the sales prices of the underlying contracts and net realized earnings, then subtract net unrealized losses to derive the net amount of estimated proceeds for contracts as of the balance sheet date. We consider unrealized gains and losses based on current market prices quoted for the investments, and we do not include future expected returns on the investments in our analysis. We compare our estimated proceeds to the estimated direct costs to deliver our contracts, which consist primarily of funeral and cemetery merchandise costs along with salaries, supplies and equipment related to the delivery of a pre-need contract. If a deficiency were to exist, we would record a charge to earnings and a corresponding liability for the expected loss on delivery of those contracts from our backlog.

Inaccuracies in the judgements made in determining the net amount of estimated proceeds and estimated direct costs can have a material impact our financial position, results of operations or cash flows.

Allowance for Doubtful Accounts

Accounts receivable is presented net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined by applying a cancellation rate to amounts included in accounts receivable. The cancellation rate is based upon a five year average rate by each specific location.

Inaccuracies in the judgements made in determining the cancelation rate can have a material impact on our financial position, results of operations or cash flows.

For further details on our allowance for doubtful accounts, see Part II, Item 8. Financial Statements and Supplementary Data – Note 1 General and Note 4 Accounts Receivable, Net of Allowance.

Other-Than-Temporary Impairment of Trust Assets

Assets held in our merchandise trusts are carried at fair value. Any change in unrealized gains and losses is reflected in the carrying value of the assets and is recognized as deferred revenue. Any and all investment income streams, including interest, dividends or gains and losses from the sale of trust assets, are offset against deferred revenue until such time that we deliver the underlying merchandise. Investment income generated from our merchandise trust is included in "Cemetery investment and other revenues".

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust in perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. Assets in our perpetual care trusts are carried at fair value. Any change in unrealized gains and losses is reflected in the carrying value of the assets and is offset against perpetual care trust corpus.

We evaluate whether or not the assets in our merchandise and perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. We determine whether or not the impairment of a fixed maturity debt security is other-than-temporary by evaluating each of the following:

•	Whether it is our intent to sell the security. If there is intent to sell, the impairment is considered to be other-than-temporary.
•

If there is no intent to sell, we evaluate whether it is not more likely than not we will be required to sell the debt security before its anticipated recovery. If we determine that it is more likely than not that we will be required to sell an impaired investment before its anticipated recovery, the impairment is considered to be other-than-temporary.

We further evaluate whether or not all assets in the trusts have other-than-temporary impairments based upon a number of criteria including the severity of the impairment, length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer.

If an impairment is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair value. For assets held in the perpetual care trusts, any reduction in the cost basis due to an other-than-temporary impairment is offset with an equal and opposite reduction in the perpetual care trust corpus and has no impact on earnings. For assets held in the merchandise trusts, any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue.

Inaccuracies in the judgements made in assessing our intent to sell and severity of impairment and in analyzing the changes in market conditions and concerns related to an asset’s issuer can have a material impact on our financial position, results of operations or cash flows.

For further details on our other-than-temporary impairment of our trust assets, see Part II, Item 8. Financial Statements and Supplementary Data – Note 1 General, Note 7 Merchandise Trusts and Note 8 Perpetual Care Trusts.

Asset Acquisitions

Asset acquisitions are measured based on their cost to us, including transaction costs incurred by us. An asset acquisition’s cost or the consideration transferred by us is assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash we paid to the seller, as well as transaction costs incurred by us. Consideration given in the form of nonmonetary assets, liabilities incurred or equity interests issued is measured based on either the cost to us or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the assets acquired based on their estimated relative fair values. Goodwill is not recognized in an asset acquisition.

Inaccuracies made in the judgements made in determining the fair value of the nonmonetary assets acquired can have a material impact on our financial position, results of operations or cash flows.

Valuation of long-lived assets

We assess our long-lived assets, such as definite-lived intangible assets and property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We assess our goodwill and indefinite-lived assets for impairment annually, as of October 1st, or whenever events or circumstances indicate that the carrying amount of goodwill or the indefinite-lived assets may not be recoverable. If the carrying value of an asset exceeds its fair value, we record an impairment charge that reduces our earnings.

We apply the discounted cash flow method (the “DCF method”) to determine the fair value of our goodwill, utilizing a number of factors, such as actual operating results, future business plans and forecasted cash flows, economic projections, volatility of earnings, changes in senior management, market data, terminal values and discount rates. These factors used to determine the fair value of our goodwill are highly subjective and very sensitive to changes in the underlying assumptions, such as

•	a prolonged downturn in the business environment in which the reporting unit operates;
•	underperformance of the reporting unit performance compared to our forecasts;
•	volatility in equity and debt markets resulting in higher discount rates; and
•	unexpected regulatory changes.

We apply various valuation techniques, such as the income approach or sales comparison approach, to determine the fair values of our long-lived assets. In evaluating our long-lived assets for recoverability, we consider current market conditions and our intent with respect to holding or disposing of the assets. The factors used in our evaluations for recoverability and the inputs we use in applying the valuation technique we select are highly subjective and very sensitive to changes in the underlying assumptions. Changes in economic and operating conditions or our intent with regard to our long-lived assets that occurs subsequent to our impairment analyses could impact these assumptions and result in future impairments of our long-lived assets.

Inaccuracies made in the judgements discussed above in determining the fair value of goodwill, indefinite-lived assets and long-lived assets can have a material impact on our financial position, results of operations or cash flows

For further details on our intangible assets see Part II, Item 8. Financial Statements and Supplementary Data – Note 1 General.

Income Taxes

Effective December 31, 2019, in connection with the C-Corporation Conversion, we are subject to both federal and state income taxes. We record deferred tax assets and liabilities to recognize temporary differences between the bases of assets and liabilities in our tax and GAAP balance sheets and for federal and state NOL carryforwards and alternative minimum tax credits. We record a valuation allowance against our deferred tax assets, if we deem that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realizable in future periods.

In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, recent cumulative losses and our forecast of future taxable income. In determining future taxable income, we make assumptions regarding the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make significant judgments about our forecasts of our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law. The Tax Act made broad and complex changes to the U.S. tax code by, among other things, (i) reducing the federal corporate income tax rate, (ii) creating a new limitation on deductible interest expense, (iii) creating bonus depreciation that will allow for full expensing on qualified property and (iv) imposing limitations on deductibility of certain executive compensation. We evaluated the provisions of the Tax Act and determined the primary impact of the Tax Act was the reduction in corporate tax rate from 35% to 21%, which required us to remeasure our deferred tax assets and liabilities in our consolidated financial statements for the year ended December 31, 2017.

Subsequently, in February 2018, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting for the income tax effects of certain elements of the Tax Act. In accordance with SAB 118, we recognized the provisional tax impacts related to the remeasurement of our deferred tax assets and liabilities in our consolidated financial statements for the year ended December 31, 2017. Upon completion of our analysis of the Tax Act in 2018, we noted there were no material adjustments.

As of December 31, 2019, we had federal and state NOL carryforwards of approximately $423.0 million and $542.0 million, respectively, a portion of which expires annually. We believe the Recapitalization Transactions caused an “ownership change for income tax purposes under the applicable provisions of the Internal Revenue Code of 1986, as amended, which may significantly limit our ability to use such federal NOL carryforwards to offset future taxable income. The C-Corporation Conversion did not impact our ability to use existing NOLs.

For further details on our income taxes, see Part II, Item 8. Financial Statements and Supplementary Data – Note 1 General and Note 12 Income Taxes.

Contingencies

We are party to various legal proceedings in the ordinary course of our business, as well as class and collective actions under the Exchange Act and for related state law claims that certain of our officers and directors breached their fiduciary duty to the Partnership and its unitholders. We accrue for contingencies when the occurrence of a material loss is probable and can be reasonably estimated, based on our best estimate of the expected liability. The accuracy of the estimates used to determine probability and amount of a potential future liability is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform.

Differences between the actual settlement costs, final judgments or fines and our estimates could have a material impact on our financial position, results of operations or cash flows.

For further details on our contingencies, see Part II, Item 8. Financial Statements and Supplementary Data–Note 15 Commitments and Contingencies.

Insurance loss reserves

We purchase comprehensive general liability, professional liability, automobile liability and workers’ compensation insurance coverages structured with high deductibles. This high-deductible insurance program means we are primarily self-insured for claims and associated costs and losses covered by these policies. Historical insurance industry experience indicates a high degree of inherent variability in assessing the ultimate amount of losses associated with casualty insurance claims. This is especially true with respect to liability and workers’ compensation exposures due to the extended period of time that transpires between when the claim might occur and the full settlement of such claim, which is often many years. We continually evaluate loss estimates associated with claims and losses related to these insurance coverages falling within the deductible of each coverage.

We analyze and adjust our insurance loss reserve, using assumptions based on factors such as claim settlement patterns, claim development trends, claim frequency and severity patterns, inflationary trends and data reasonableness that impact our analysis and determination of the “best estimate” of the projected ultimate claim losses.

Differences between actual insurance loss settlements and our insurance loss reserves could have a material impact on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements and Accounting Changes

For discussion of recent accounting pronouncements and accounting changes, see Part II, Item 8. Financial Statements and Supplementary Data–Note 1 General.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market" risk refers to the risk of gains or losses arising from changes in interest rates and prices of marketable securities. The disclosures are not meant to be precise indicators of expected future gains or losses, but rather indicators of reasonably possible gains or losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk-sensitive instruments were entered into for purposes other than trading.

The trusts are invested in assets with the primary objective of maximizing income and distributable cash flow for trust distributions, while maintaining an acceptable level of risk. Certain asset classes in which we invest for the purpose of maximizing yield are subject to an increased market risk. This increased market risk will create volatility in the unrealized gains and losses of the trust assets from period to period.

For additional information on the investments in our merchandise trusts and perpetual trusts, see Part II, Item 8. Financial Statements and Supplementary Data – Note 7 Merchandise Trusts and Note 8 Perpetual Care Trusts of this Annual Report.

INTEREST-BEARING INVESTMENTS

The interest-bearing investments in our merchandise trusts and perpetual care trusts that are subject to interest rate sensitivity consist of fixed-income securities, money market investments and other short-term investments. As of December 31, 2019, the accumulated fair value of the interest-bearing investments in our merchandise trusts and perpetual care trusts was $145.7 million and $53.3 million, respectively or 27.8% and 15.4% of the fair value of our total trust assets, respectively.

MARKETABLE EQUITY SECURITIES

The marketable equity securities in our merchandise trusts and perpetual care trusts that are subject to market price sensitivity consist of individual equity securities as well as closed and open-ended mutual funds. As of December 31, 2019, $25.7 million and $31.7 million, respectively or 4.9% and 9.2% of the fair value of our total trust assets, respectively.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from one to eight years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of December 31, 2019, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 41.3% and 55.3%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $216.4 million and $191.4 million in our merchandise trusts and perpetual care trusts, respectively, as of December 31, 2019, based on net asset value quotes.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STONEMOR INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of StoneMor Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of StoneMor Inc. (formerly StoneMor Partners L.P.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, preferred units and owners’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Notes 1 and 17 to the consolidated financial statements, the Company has changed its method of accounting for leases for the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

COVID-19 Outbreak

We draw attention to Note 26 to the consolidated financial statements, which describes the uncertainty related to the COVID-19 pandemic and impact on the Company’s business.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Philadelphia, Pennsylvania

April 7, 2020

STONEMOR INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$34,867	$18,147
Restricted cash	21,900	—
Accounts receivable, net of allowance	55,794	57,928
Prepaid expenses	4,778	4,475
Assets held for sale	23,858	757
Other current assets	17,142	17,009
Total current assets	158,339	98,316

Long-term accounts receivable, net of allowance	75,549	87,148
Cemetery property	320,605	331,137
Property and equipment, net of accumulated depreciation	103,400	112,716
Merchandise trusts, restricted, at fair value	517,192	488,248
Perpetual care trusts, restricted, at fair value	343,619	330,562
Deferred selling and obtaining costs	114,944	113,644
Deferred tax assets	81	86
Goodwill	—	24,862
Intangible assets	56,246	61,421
Other assets	29,393	22,241
Total assets	$1,719,368	$1,670,381

Liabilities and Owners' Equity
Current liabilities:
Accounts payable and accrued liabilities	$55,134	$59,035
Liabilities held for sale	20,668	—
Accrued interest	125	1,967
Current portion, long-term debt	374	798
Total current liabilities	76,301	61,800

Long-term debt, net of deferred financing costs	367,963	320,248
Deferred revenues	949,375	919,606
Deferred tax liabilities	34,613	6,675
Perpetual care trust corpus	343,619	330,562
Other long-term liabilities	49,987	42,108
Total liabilities	1,821,858	1,680,999
Commitments and contingencies

Owners' equity:
Common stock, par value $0.01 per share, 200,000 shares authorized, 94,447 shares issued and outstanding	944,474	—
Paid-in capital in excess of par value	(1,046,964)	—
Retained deficit	—	—
Members' equity	—	(10,618)
Total owners' equity	(102,490)	(10,618)
Total liabilities and owners' equity	$1,719,368	$1,670,381
See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and per unit data)

	Year Ended December 31,
	2019	2018
Revenues:
Cemetery:
Interments	$67,425	$76,902
Merchandise	64,476	75,412
Services	65,494	67,278
Investment and other	40,492	42,343
Funeral home:
Merchandise	23,774	25,652
Services	27,861	28,539
Total revenues	289,522	316,126
Costs and Expenses:
Cost of goods sold	40,174	54,647
Cemetery expense	74,339	78,708
Selling expense	59,347	62,538
General and administrative expense	44,231	43,081
Corporate overhead	51,107	53,281
Depreciation and amortization	10,782	11,736
Funeral home expenses:
Merchandise	7,013	6,579
Services	21,659	22,159
Other	14,643	15,787
Loss on goodwill impairment	24,862	-
Total costs and expenses	348,157	348,516

Other losses, net	(8,106)	(11,504)
Operating loss	(66,741)	(43,894)
Interest expense	(48,519)	(30,602)
Loss on debt extinguishment	(8,478)	—
Loss from operations before income taxes	(123,738)	(74,496)
Income tax (expense) benefit	(28,204)	1,797
Net loss	(151,942)	(72,699)
Net loss attributable to StoneMor Partners L.P. (predecessor)	(151,942)	(72,699)
Net loss attributable to StoneMor Inc.	$—	$—
Net loss per common share (basic)(1)	$(3.84)	$(1.92)
Net loss per common share (diluted)(1)	$(3.83)	$(1.92)
Weighted average number of common shares outstanding - basic(2)	39,614	37,959
Weighted average number of common shares outstanding - diluted(2)	39,677	37,959

(1)

For the period prior to the C-Corporation Conversion, represents net loss divided by weighted average number of common limited partner units outstanding and for the period following the C-Corporation Conversion, represents net loss divided by weighted average number of common shares outstanding.

(2)

For the period prior to the C-Corporation Conversion, represents weighted average number of common limited partner units outstanding and for the period following the C-Corporation Conversion, represents weighted average number of common shares outstanding.

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR INC.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

(dollars in thousands, except units and shares)

	Redeemable Convertible Preferred Unit		Partners' Deficit		Common Stock
	Series A
	Number of Outstanding Preferred Units	Value of Outstanding Preferred Units	Outstanding Common Units	Members' Equity	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Retained Deficit	Total
December 31, 2017	—	$—	37,957,936	$91,696	—	$—	$—	$—	$91,696
Cumulative effect of accounting change	—	—	—	(28,097)	—	—	—	—	(28,097)
January 1, 2018	—	—	37,957,936	63,599	—	—	—	—	63,599
Common unit awards under incentive plans	—	—	709	2,522	—	—	—	—	2,522
Net loss	—	—	—	(72,699)	—	—	—	—	(72,699)
Cumulative effect of accounting change	—	—	—	(4,040)	—	—	—	—	(4,040)
December 31, 2018	—	—	37,958,645	(10,618)	—	—	—	—	(10,618)
Issuance of Series A Preferred Units	11,322,465	12,500	—	—	—	—	—	—	12,500
Issuance of Series A Preferred Units - related party	40,760,868	45,000	—	—	—	—	—	—	45,000
Rights offering - related party	(3,039,380)	(3,647)	3,039,380	3,647	—	—	—	—	—
GP Holdings' Merger consideration	—	—	2,950,000	4,032	—	—	(4,032)	—	—
Reduction to GP Holdings' Merger consideration related to SEC settlement - related party	—	—	(182,909)	(250)	—	—	—	—	(250)
Unit-based compensation	—	—	2,067,088	3,623	—	—	—	—	3,623
Units repurchased related to unit-based compensation	—	—	(428,802)	(803)	—	—	—	—	(803)
Net loss prior to the C-Corporation Conversion (attributable to StoneMor Partners L.P. (predecessor))	—	—	—	(151,942)	—	—	—	—	(151,942)
Effect of the C-Corporation Conversion on owners' equity	(49,043,953)	(53,853)	(45,403,402)	152,311	94,447,356	944,474	(1,042,932)	—	—
December 31, 2019	—	$—	—	—	94,447,356	944,474	(1,046,964)	—	$(102,490)

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(151,942)	$(72,699)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	7,027	7,808
Depreciation and amortization	10,782	11,736
Provision for bad debt	7,559	7,358
Non-cash compensation expense	3,623	2,523
Loss on debt extinguishment	8,478	—
Loss on goodwill impairment	24,862	—
Non-cash interest expense	18,095	5,985
Other losses, net	8,106	11,504
Changes in assets and liabilities:
Accounts receivable, net of allowance	(8,633)	4,498
Merchandise trust fund	(17,916)	4,295
Other assets	(56)	2,618
Deferred selling and obtaining costs	(3,598)	(4,819)
Deferred revenues	36,656	37,405
Deferred taxes, net	27,943	(2,591)
Payables and other liabilities	(8,972)	10,836
Net cash (used in) provided by operating activities	(37,986)	26,457
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(6,418)	(12,172)
Cash paid for acquisitions	—	(1,667)
Proceeds from divestitures	6,255	—
Proceeds from asset sales	—	1,276
Net cash used in investing activities	(163)	(12,563)
Cash Flows From Financing Activities:
Proceeds from issuance of redeemable convertible preferred units	12,500	—
Proceeds from issuance of redeemable convertible preferred units - related party	45,000	—
Proceeds from borrowings	406,087	29,880
Repayments of debt	(366,905)	(28,493)
Principal payment on finance leases	(1,464)	—
Cost of financing activities	(17,396)	(3,955)
Reduction to GP Holdings' Merger consideration due to SEC settlement - related party	(250)	—
Units repurchased related to unit-based compensation	(803)	—
Net cash provided by (used in) financing activities	76,769	(2,568)
Net increase in cash, cash equivalents and restricted cash	38,620	11,326
Cash, cash equivalents and restricted cash—Beginning of period	18,147	6,821
Cash, cash equivalents and restricted cash—End of period	$56,767	$18,147
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$32,239	$25,606
Cash paid during the period for income taxes	1,419	1,725
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,638	$—
Operating cash flows from finance leases	495	—
Financing cash flows from finance leases	1,464	—
Non-cash investing and financing activities:
Acquisition of assets by financing	$2,277	$2,673
Net transfers within assets held for sale	23,340	543
Accrued paid-in-kind interest on Senior Secured Notes (defined within)	7,867	—

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

As used in this Annual Report on Form 10-K (the “Annual Report”), unless the context otherwise requires, references to the terms the “Company,” “StoneMor,” “we,” “us,” and “our” refer to StoneMor Inc. and its consolidated subsidiaries for all periods from and after the Merger and to StoneMor Partners L.P. and its consolidated subsidiaries for all periods prior to the Merger.

In addition, as used in this Annual Report, unless the context otherwise requires, references to (i) the term “Cornerstone” refers to Cornerstone Family Services, Inc.; (ii) the term “CFSI” refers to CFSI LLC; (iii) the term “CFS” refers to Cornerstone Family Services LLC; (iv) the term “LP Sub” refers to StoneMor LP Holdings, LLC; (v) the term “ACII” refers to American Cemeteries Infrastructure Investors, LLC; (vi) the term “AUH” refers to AIM Universal Holdings, LLC; (vii) the term “AIM” refers to American Infrastructure MLP Funds; (viii) the term “AIM II” refers to American Infrastructure MLP Fund II, L.P.; (ix) the term AIM FFII refers to American Infrastructure MLP Founders Fund II, L.P.; (x) the term “AIM II StoneMor” refers to AIM II Delaware StoneMor, Inc.; (xi) the term AIM Management II refers to American Infrastructure MLP Management II, L.L.C.; and (xiv) the term AIM II Offshore refers to AIM II Offshore, L.P.

Nature of Operations

StoneMor Inc. is a leading provider of funeral and cemetery products and services in the death care industry in the U.S. As of December 31, 2019, the Company operated 321 cemeteries in 27 states and Puerto Rico, of which 291 were owned and 30 were operated under lease, management or operating agreements. The Company also owned and operated 90 funeral homes, including 42 located on the grounds of cemetery properties that the Company owns, in 17 states and Puerto Rico.

The Company’s cemeteries provide cemetery property interment rights, such as burial lots, lawn and mausoleum crypts, and cremation niches. Cemetery merchandise is comprised of burial vaults, caskets, grave markers and memorials and cemetery services, which include the installation of this merchandise and other service items. The Company sells these products and services both at the time of death, which is referred to as at-need, and prior to the time of death, which is referred to as pre-need.

The Company’s funeral home services include family consultation, the removal and preparation of remains, insurance products and the use of funeral home facilities for visitation and memorial services.

C-Corporation Conversion

On December 31, 2019, pursuant to the terms of the Merger Agreement, the Company completed the following series of reorganization transactions (which the Company sometimes refer to collectively as the “C-Corporation Conversion”):

•	GP Holdings contributed its entire equity interest in the Partnership to StoneMor GP and, in exchange, ultimately received an aggregate of 5,099,969 shares of the Company’s common stock;
•	StoneMor GP contributed the common units in the Partnership it received from GP Holdings to LP Sub, a Delaware limited liability company and wholly-owned subsidiary of StoneMor GP;
•

Merger Sub merged with and into the Partnership, with the Partnership surviving as a Delaware limited partnership, and pursuant to which each outstanding Series A Convertible Preferred Unit (defined within) and Common Unit (defined within) (other than the common units held by LP Sub) was converted into the right to receive one share of the Company’s common stock; and

•	StoneMor GP converted from a Delaware limited liability company to a Delaware corporation called StoneMor Inc.

As a result of the C-Corporation Conversion, the Company remains the general partner of the Partnership and LP Sub is the sole limited partner of the Partnership such that, directly or indirectly, the Company owns 100% of the interests in the Partnership.

The C-Corporation Conversion represented a transaction between entities under common control and was accounted for similarly to pooling of interests in a business combination. The common stock of the Company issued to the holders of the common units and preferred units of the Partnership and to GP Holdings for its general partner interest in the Partnership was recognized by the Company at the carrying value of the equity interests in the Partnership. In addition, the Company became the successor and the Partnership the predecessor for the purposes of financial reporting.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements included in this Annual Report have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions and balances have been eliminated.

The consolidated financial statements include the accounts of StoneMor Inc. and StoneMor Partnership L.P., each together with their consolidated subsidiaries. Financial results as of and for the years ended December 31, 2019 and 2018 are the financial results of StoneMor Inc. and StoneMor Partners L.P., the Company’s predecessor for accounting purposes, as there was no activity under StoneMor Inc. prior to December 31, 2019. Earnings per share and weighted-average common shares outstanding for the years ended December 31, 2019 and 2018 have been presented giving pro forma effect to C-Corporation Conversion, as if it had occurred on January 1, 2018.

The consolidated financial statements include the accounts of each of the Company’s 100% owned subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The Company operates 30 cemeteries under long-term leases, operating agreements and management agreements. The operations of 16 of these managed cemeteries have been consolidated. On May 10, 2019, the Company terminated one of the management agreements and recorded a $2.1 million loss upon the termination, which is included in Other losses, net in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018.

The Company operates 14 cemeteries under long-term leases and other agreements that do not qualify as acquisitions for accounting purposes. As a result, the Company did not consolidate all of the existing assets and liabilities related to these cemeteries. The Company has consolidated the existing assets and liabilities of the merchandise and perpetual care trusts associated with these cemeteries as variable interest entities, since the Company controls and receives the benefits and absorbs any losses from operating these trusts. Under the long-term leases and other agreements associated with these properties, which are subject to certain termination provisions, the Company is the exclusive operator of these cemeteries and earns revenues related to sales of merchandise, services and interment rights and incurs expenses related to such sales, including the maintenance and upkeep of these cemeteries. Upon termination of these agreements, the Company will retain all of the benefits and related contractual obligations incurred from sales generated during the agreement period. The Company has also recognized the existing customer contract-related performance obligations that it assumed as part of these agreements.

Correction of a prior period error related to the predecessor

The Company has revised its consolidated balance sheet as of December 31, 2018 for the correction of the accounting related to the implementation of Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), with respect to the recognition of revenue on sales of lawn crypt products in Maryland. Per Maryland state law, vaults cannot be pre-installed and as such per ASC 606, revenue cannot be recognized upon the sale of vaults; however, lawn crypt gardens, which are burial spaces with pre-installed, fully constructed vaults and irrigation, can be sold and revenue immediately recognized upon sale per ASC 606. During the third quarter of 2019, the Company identified that in its implementation of ASC 606 in 2018, it had incorrectly recognized revenue on sales of uninstalled lawn crypt products in Maryland, as if they had been installed. The Company concluded based on quantitative and qualitative analysis that the adjustments recorded to correct this prior period error were immaterial to the Company’s financial condition as of December 31, 2018 and 2019.

The following table presents the corrections that were made to the consolidated balance sheet as of December 31, 2018:

	2018		2018
	As Previously Reported	Reclassifications	As Adjusted
Assets
Cemetery property	$330,841	$296	$331,137
Deferred selling and obtaining costs	$112,660	$984	$113,644
Total assets	$1,669,101	$1,280	$1,670,381
Liabilities
Deferred revenues	$914,286	$5,320	$919,606
Total liabilities	$1,675,679	$5,320	$1,680,999
Members' Equity
Members' equity	$(6,578)	$(4,040)	$(10,618)

Recapitalization Transactions

Series A Preferred Offering

On June 27, 2019, funds and accounts affiliated with Axar Capital, a related party and as of the date of the transaction and December 31, 2019, the largest holder of the Company’s outstanding common shares of record, and certain other investors and the Company entered into the Series A Purchase Agreement pursuant to which the Partnership sold to the Purchasers an aggregate of 52,083,333 of the Partnership’s Series A Convertible Preferred Units (the “Preferred Units”) representing limited partner interests in the Partnership with certain rights, preferences and privileges as are set forth in the Partnership’s Third Amended Partnership Agreement dated as of June 27, 2019 at a purchase price of $1.1040 per Preferred Unit, reflecting an 8% discount to the liquidation preference of each Preferred Unit, for an aggregate purchase price of $57.5 million (the “Preferred Offering”).

Senior Secured Notes

Concurrently with the closing of the Preferred Offering, the Company completed a private placement of $385.0 million of 9.875%/11.500% Senior Secured Notes (the “Senior Secured Notes”) to certain financial institutions (collectively with the Preferred Offering, the “Recapitalization Transactions”). The net proceeds of the Recapitalization Transactions were used to fully repay the then-outstanding senior notes due in June 2021, retire the Company’s revolving credit facility due in May 2020 and pay the associated transaction expenses, with the remaining balance reserved for general corporate purposes. The Company has the right and expects to pay quarterly interest at a fixed rate of 7.50% per annum in cash plus a fixed rate of 4.00% per annum payable in kind through January 30, 2022. The Senior Secured Notes will require cash interest payments at 9.875% for all interest periods after January 30, 2022.

Uses and Sources of Liquidity

The Company’s primary sources of liquidity are cash generated from operations, the remaining balance of the proceeds from the sale of the Senior Secured Notes and proceeds from asset sales. The Company’s primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service. In general, as part of its operating strategy, the Company expects to fund:

•

working capital deficits through available cash, including the remaining balance of the proceeds from the sale of the Senior Secured Notes, cash generated from operations and proceeds from asset sales;

•

expansion capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service obligations through available cash, cash generated from operations or proceeds from asset sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution related (see "Summary of Significant Accounting Policies" section below regarding revenue recognition), which will reduce the amount of additional borrowings or asset sales needed; and

•	any maintenance capital expenditures through available cash and cash flows from operating activities.

While the Company relies heavily on its available cash and cash flows from operating activities to execute its operational strategy and meet its financial commitments and other short-term financial needs, the Company cannot be certain that sufficient capital will be generated through operations or be available to the Company to the extent required and on acceptable terms. The Company has experienced negative financial trends, including use of cash in operating activities, which, when considered in the aggregate, could raise substantial doubt about the Company’s ability to continue as a going concern. These negative financial trends include:

•

the Company has continued to incur net losses for the year ended December 31, 2019 and has an accumulated deficit and negative cash flow from operating activities as of December 31, 2019, due to an increased competitive environment, increased expenses due to the consummated C-Corporation Conversion and increases in professional fees and compliance costs; and

•

a decline in billings coupled with the increase in professional, compliance and consulting expenses that tightened the Company's liquidity position and increased reliance on long-term financial obligations.

During 2018 and 2019, the Company implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

•

sold an aggregate of 52,083,333 Preferred Units for an aggregate purchase price of $57.5 million and completed a private placement of $385.0 million of the Senior Secured Notes. The net proceeds of both transactions were used to fully repay the then-outstanding senior notes due in June 2021 and retire the Company’s revolving credit facility due in May 2020;

•	continue to manage recurring operating expenses and seek to limit non-recurring operating expenses; and
•	identify and complete sales of select assets to provide supplemental liquidity.

In addition, there is no certainty that the Company's actual operating performance and cash flows will not be substantially different from forecasted results and no certainty the Company will not need amendments to the Indenture in the future and such amendments will be granted. Factors that could impact the significant assumptions used by the Company in assessing its ability to satisfy its financial covenants include the following:

•	operating performance not meeting reasonably expected forecasts;
•	failing to generate profitable sales;
•	investments in the Company's trust funds experiencing significant declines due to factors outside its control;
•	being unable to compete successfully with other cemeteries and funeral homes in the Company's markets;
•	the number of deaths in the Company's markets declining; and
•	the mix of funeral and cemetery revenues between burials and cremations.

If the Company's planned, implemented and not yet implemented actions are not completed or implemented and cash savings are not realized, or the Company fails to improve its operating performance and cash flows or the Company is not able to comply with the covenants under the Indenture, the Company may be forced to limit its business activities, limit its ability to implement further modifications to its operations or limit the effectiveness of some actions that are included in its forecasts, amend its Indenture and/or seek other sources of capital, and the Company may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact the Company's access to inventory or services that are important to the operation of the Company's business. Any of these events may have a material adverse effect on the Company's results of operations and financial condition. The ability of the Company to continue as a going concern is dependent upon achieving the action plans noted above.

Based on the Company's forecasted operating performance, planned actions to improve the Company’s profitability and cash flows, the execution of the Supplemental Indenture and the Axar Commitment and the consummation of the transactions contemplated thereby, including receipt of not less than $17.0 million in proceeds from the contemplated rights offering, together with plans to file its financial statements on a timely basis consistent with the debt covenants and commitment to filing its periodic reports on a timely basis consistent with the debt covenants, the Company does not believe it is probable that it will breach the covenants under the Indenture or be unable to continue as a going concern for the next twelve-month period. As such, the consolidated financial statements for the years ended December 31, 2019 and 2018 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should the Company be required to liquidate its assets.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions as described in this Annual Report. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. Cash and Cash Equivalents was $34.9 million and $18.1 million as of December 31, 2019 and December 31, 2018, respectively.

Restricted Cash

Cash that is restricted from withdrawal or use under the terms of certain contractual agreements is recorded as restricted cash. Restricted cash was $21.9 million as of December 31, 2019, primarily related to cash collateralization of the Company’s letters of credit and surety bonds and the $5.0 million refundable deposit the Company received in October 2019, in connection with the non-binding letter of intent it signed for the sale of one of its properties. There was no restricted cash as of December 31, 2018.

Revenues

The Company's revenues are derived from contracts with customers through sale and delivery of death care products and services. Primary sources of revenue are derived from (1) cemetery and funeral home operations generated both at-need and pre-need, which are classified on the consolidated statements of operations as Interments, Merchandise and Services, (2) investment income, which includes income earned on assets maintained in perpetual care and merchandise trusts related to pre-need sales of cemetery and funeral home merchandise and services that are required to be maintained in the trust by state law and (3) interest earned on pre-need installment contracts. Investment income is presented within Investment and other for Cemetery revenue and Services for Funeral home revenue. Revenue is measured based on the consideration specified in a contract with a customer and is net of any sales incentives and amounts collected on behalf of third parties. Pre-need contracts are price guaranteed, providing for future merchandise and services at prices prevailing when the agreements are signed.

Investment income is earned on certain payments received from customers on pre-need contracts, which are required by law to be deposited into the merchandise and service trusts. Amounts are withdrawn from the merchandise trusts when the Company fulfills the performance obligations. Earnings on these trust funds, which are specifically identifiable for each performance obligation, are also included in total transaction price. Pre-need contracts are generally subject to financing arrangements on an installment basis, with a contractual term not to exceed 60 months. Interest income is recognized utilizing the effective interest method. For those contracts that do not bear a market rate of interest, the Company imputes such interest based upon the prime rate at the time of origination plus 375 basis points in order to segregate the principal and interest component of the total contract value.  The Company has elected to not adjust the transaction price for the effects of a significant financing component for contracts that have payment terms under one year.

At the time of a non-cancellable pre-need sale, the Company records an account receivable in an amount equal to the total contract value less unearned finance income and any cash deposit paid. The revenue from both the sales and interest income from trusted funds are deferred until the merchandise is delivered or the services are performed. For a sale in a cancellable state, an account receivable is only recorded to the extent control has transferred to the customer for interment rights, merchandise or services for which the Company has not collected cash. The amounts collected from customers in states in which pre-need contracts are cancellable may be subject to refund provisions. The Company estimates the fair value of its refund obligation under such contracts on a quarterly basis and records such obligations within other long-term liabilities line item on its consolidated balance sheets.

In accordance with ASC 606, the Company recognizes revenue in the amount to which the Company expect to be entitled to when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company only recognizes amounts due from a customer for unfulfilled performance obligations on a cancellable pre-need contract to the extent that control has transferred to the customer for interments, merchandise or services for which the Company has not collected cash. The Company defers the recognition of any nonrefundable up-front fees and incremental direct selling costs associated with its sales contracts with a customer (i.e., commissions and bonuses) until the underlying goods or services have been delivered to the customer if the amortization period associated with the deferred nonrefundable up-front fees and incremental direct selling is greater than a year; otherwise, these nonrefundable up-front fees and incremental direct selling costs are expensed immediately. Incremental direct selling costs are recognized by specific identification. The Company calculates the deferred selling costs asset by dividing total deferred selling and obtaining expenses by total deferrable revenues and multiplying such percentage by the periodic change in gross deferred revenues. Such costs are recognized when the associated performance obligation is fulfilled based upon the net change in deferred revenues. All other selling costs are expensed as incurred

In addition, the Company maintains a reserve representing the fair value of the refund obligation that may arise due to state law provisions that include a guarantee of customer funds collected on unfulfilled performance obligations and maintained in trust to the extent that the funds are refundable upon a customer’s exercise of any cancellation rights.

Sales taxes assessed by governmental authorities are excluded from revenue. Any shipping and handling costs that are incurred after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

Nature of Goods and Services

The following is a description of the principal activities within the Company’s two reportable segments from which the Company generates its revenue.

Cemetery Operations

The Company generates revenues in its Cemetery Operations segment principally from (1) providing rights to inter remains in a specific cemetery property inventory space such as burial lots and constructed mausoleum crypts (“Interments”), (2) sales of cemetery merchandise which includes markers (i.e., method of identifying a deceased person in a burial space, crypt or niche), base (i.e., the substrate upon which a marker is placed), vault (i.e., a container installed in the burial lot in which the casket is placed), caskets, cremation niches and other cemetery related items and (3) service revenues, including opening and closing, a service of digging and refilling burial spaces to install the burial vault and place the casket into the vault, cremation services and fees for installation of cemetery merchandise. Products and services may be sold separately or in packages. For packages, the Company accounts for individual products and services separately as they are distinct (i.e., the product or service is separately identifiable from other items in the package and the customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration (including any discounts) is allocated among separate products and services in a package based on their relative stand-alone selling prices.  The stand-alone selling price is determined by management based upon local market conditions and reasonable ranges for both merchandise and services which is the best estimate of the stand-alone price.  For items that are not sold separately (e.g., second interment rights), the Company estimates stand-alone selling prices using the best estimate of market value, using inputs such as average selling price and list price broken down by each geographic location. Additionally, the Company considers typical sales promotions that could have impacted the stand-alone selling price estimates.

Interments revenue is recognized when control transfers, which is when the property is available for use by the customer. For pre-construction mausoleum contracts, the Company will only recognize revenue once the property is constructed and the customer has obtained substantially all of the remaining benefits of the property.

Merchandise revenue and deferred investment earnings on merchandise trusts are recognized when a customer obtains control of the product. This usually occurs when the customer takes possession of the product (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to the Company). The amount of revenue recognized is adjusted for expected refunds, which are estimated based on applicable law, general business practices and historical experience observed specific to the respective performance obligation. The estimate of the refund obligation is reevaluated on a quarterly basis. In addition, the Company is entitled to retain, in certain jurisdictions, a portion of collected customer payments when a customer cancels a pre-need contract; these amounts are also recognized in revenue at the time the contract is cancelled.

Service revenue is recognized when the services are performed and the performance obligation is thereby satisfied.

The cost of goods sold related to merchandise and services reflects the actual cost of purchasing products and performing services and the value of cemetery property depleted through the recognized sales of interment rights. The costs related to the sales of lots and crypts are determined systematically using a specific identification method under which the total value of the underlying cemetery property and the lots available to be sold at the location are used to determine the cost per lot.

Funeral Home Operations

The Company generates revenues in its Funeral Home Operations segment principally generates revenue from (1) sales of funeral home merchandise which includes caskets and other funeral related items and (2) service revenues, including services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation and services of remembrance. The Funeral Home Operations segment also include revenues related to the sale of term and whole life insurance on an agency basis, in which the Company earns a commission from the sales of these policies. Insurance commission revenue is reported within service revenues. Products and services may be sold separately or in packages. For packages, the Company accounts for individual products and services separately as they are distinct (i.e., the product or service is separately identifiable from other items in the package and the customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration (including any discounts) is allocated among separate products and services based on their relative stand-alone selling prices. The relative stand-alone selling price is determined by management's best estimate of the stand-alone price based upon the list price at each location. The revenue generated by the Company through its Funeral Home Operations segment is principally derived from at-need sales.

Merchandise revenue is recognized when a customer obtains control of the product. This usually occurs when the customer takes possession of the product (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse). The amount of revenue recognized is adjusted for expected refunds, which are estimated based on applicable law, general business practices and historical experience observed specific to the respective performance obligations. The estimate of the refund obligation is reevaluated on a quarterly basis.

Service revenue is recognized when the services are performed and the performance obligation is thereby satisfied.

Costs related to the delivery or performance of merchandise and services are charged to expense when merchandise is delivered or services are performed.

Deferred Revenues

Revenues from the sale of services and merchandise as well as any investment income from the merchandise trusts is deferred until such time that the services are performed or the merchandise is delivered. In addition, for amounts deferred on new contracts and investment income and unrealized gains on the Company’s merchandise trusts, deferred revenues include deferred revenues from pre-need sales that were entered into by entities prior to the Company’s acquisition of the assets of those entities. The Company provides for a profit margin for these deferred revenues to account for the projected future costs of delivering products and providing services on pre-need contracts that the Company acquired through acquisition. These revenues and their associated costs are recognized when the related merchandise is delivered or services are performed and are presented on a gross basis on the consolidated statements of operations.

Accounts Receivable, Net of Allowance

The Company sells pre-need cemetery contracts whereby the customer enters into arrangements for future pre-need merchandise and services. These sales are usually made using interest-bearing installment contracts not to exceed 60 months. The interest income is recorded as revenue when the interest amount is considered realizable and collectible, which typically coincides with cash payment. Interest income is not recognized until payments are collected in accordance with the contract. At the time of a pre-need sale, the Company records an account receivable in an amount equal to the total contract value less unearned finance income, unfulfilled performance obligations on cancellable contracts, and any cash deposit paid. The Company recognizes an allowance for doubtful accounts by applying a cancellation rate to amounts included in accounts receivable, which is recorded as a reduction in accounts receivable and a corresponding offset to deferred revenues. The cancellation rate is based on a five year average rate by each specific location. Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories.

Cemetery Property

Cemetery property consists of developed and undeveloped cemetery land, constructed mausoleum crypts and lawn crypts and other cemetery property. Cemetery property is stated at cost or, upon acquisition of a business, at the fair value of the assets acquired.

Property and Equipment

Property and equipment is stated at cost or, upon acquisition of a business, at the fair value of the assets acquired and depreciated on a straight-line basis. Maintenance and repairs are charged to expense as incurred, whereas additions and major replacements are capitalized and depreciation is recorded over their estimated useful lives. Major classifications of property and equipment and their respective useful lives are as follows:

Buildings and improvements	10 to 40 years
Software and computer hardware	3 years
Furniture and equipment	3 to 10 years
Leasehold improvements	over the shorter of the term of the lease or the life of the asset

Assets Held for Sale

For a long-lived asset or disposal group to be classified as held for sale all of the following criteria must be met

•	Management, having authority to approve the action, commits to a plan to sell the long-lived asset or disposal group;
•

The long-lived asset or disposal group is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such long-lived assets (disposal groups);

•	An active program to locate a buyer(s) and other actions required to complete the plan to sell the long-lived asset (disposal group) have been initiated;
•	The sale of the long-lived asset (disposal group) is probable and transfer of the long-lived asset (disposal group) is expected to qualify for recognition as a completed sale within one year;
•	The long-lived asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The determination to classify a site (or group of sites) as an asset held for sale requires significant estimates by the Company about the site and the level of market activity in which the site is based. Such estimates are based on factors that include recent sales of comparable sites, the extent of buyers’ interest in the site and the site’s condition. Based on these factors, the Company assesses the probability of divesting of the site under current market conditions at an acceptable price within one year. After the Company identifies a site to be held for sale, the Company discontinues depreciating the long-lived assets associated with the site and estimates the assets’ fair value, net of selling costs. If the carrying value of the assets to be classified as held for sale exceeds the Company’s estimated net fair value, the Company writes the assets down to the estimated net fair value. Assets and liabilities associated with the site to be classified as held for sale are presented separately in the Company’s consolidated balance sheets beginning with the period in which the Company decided to classify the site as held for sale. For further details of the Company’s assets held for sale, see Note 22 Assets Held For Sale of this Annual Report.

Merchandise Trusts

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the "merchandise trust") until such time that the Company meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. For further details of the Company’s merchandise trusts, see Note 7 Merchandise Trusts of this Annual Report.

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. The perpetual care trust principal does not belong to the Company and must remain in this trust in perpetuity, while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. The Company consolidates the trust into its financial statements because the trust is considered a variable interest entity for which the Company is the primary beneficiary. Earnings from the perpetual care trusts are recognized in current cemetery revenues. For further details of the Company’s perpetual care trusts, see Note 8 Perpetual Care Trusts of this Annual Report.

Fair Value Measurements

The Company measures the available-for-sale securities held by its merchandise and perpetual care trusts at fair value on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The categorization of the asset or liability within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. For additional disclosures on the Company’s available-for-sale securities, refer to Note 7 Merchandise Trusts and Note 8 Perpetual Care Trusts.

Inventories

Inventories are classified within Other current assets on the Company’s consolidated balance sheets and include cemetery and funeral home merchandise valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis using a first-in, first-out method. Inventories were approximately $5.9 million and $7.5 million at December

31, 2019 and 2018, respectively. Refer to Note 3 Impairment and Other Losses for further information regarding impairment of inventories.

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets, at a location level. The Company’s policy is to perform step 1 of the long-lived asset impairment test prescribed by ASC 360, Property, Plant and Equipment (the “ASC 360 Asset Impairment Test”) every reporting period for all of its cemetery property and funeral home locations; for any location that has an operating loss for the current reporting period, a trend of operating losses over the current fiscal year and/or a trend of operating losses over the previous five fiscal years, the Company then performs step 2 of the ASC 360 Asset Impairment Test. If step 2 indicates the carrying value of any of the Company’s locations is not recoverable, as a result of the sum of expected future undiscounted cash flows for the location being less than the carrying value of the location, the Company records an impairment charge to write-down the location to its fair value.

Other-Than-Temporary Impairment of Trust Assets

The Company determines whether or not the impairment of a fixed maturity debt security is other-than-temporary by evaluating each of the following:

•	Whether it is the Company’s intent to sell the security. If there is intent to sell, the impairment is considered to be other-than-temporary.
•

If there is no intent to sell, the Company evaluates if it is not more likely than not that it will be required to sell the debt security before its anticipated recovery. If the Company determines that it is more likely than not that it will be required to sell an impaired investment before its anticipated recovery, the impairment is considered to be other-than-temporary.

The Company further evaluates whether or not all assets in the trusts have other-than-temporary impairments based upon a number of criteria including the severity of the impairment, length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer.

If an impairment is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair value.

For assets held in the perpetual care trusts, any reduction in the cost basis due to an other-than-temporary impairment is offset with an equal and opposite reduction in the perpetual care trust corpus and has no impact on earnings.

For assets held in the merchandise trusts, any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue.

Goodwill

The Company tested goodwill for impairment at least annually or if impairment indicators arose by comparing its reporting units’ estimated fair values to carrying values. Because quoted market prices for the reporting units were not available, the Company’s management had to apply judgment in determining the estimated fair value of its reporting units.

Management used all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the Company’s assets and the available market data of the industry group. A key component of these fair value determinations was a reconciliation of the sum of the fair value calculations to the Company’s market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole.

Due to a decline in the market value of the Company’s unit values and the Company’s significant under-performance relative to historical or projected future operating results noted during the nine months ended September 30, 2019, management conducted an interim goodwill impairment assessment as of September 30, 2019. As a result of such assessment, management concluded on November 4, 2019 that the carrying value of the only reporting unit to which the Company allocated its goodwill, Cemetery Operations, exceeded its fair value, and the Company’s goodwill was fully impaired as of September 30, 2019. For further details on the Company’s impairment of its goodwill, see Note 3 Impairment and Other Losses and Note 9 Goodwill and Intangible Assets of this Annual Report.

Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term lease, management and operating agreements. The Company amortizes these intangible assets over their estimated useful lives and periodically tests them for impairment.

Taxes

The Company is subject to U.S. federal income taxes, and a provision for U.S. federal income tax has been provided in the consolidated statements of operations for the years ended December 31, 2019 and 2018. The Company is also responsible for certain state income and franchise taxes in the states in which it operates.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards, if applicable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

The Company recognizes interest accrued related to unrecognized tax benefits, if any, in income tax expense in the consolidated statements of operations.

For further details, see Note 12 Income Taxes of this Annual Report.

Stock-Based Compensation

The Company has a long-term incentive plan under which it is authorized to grant stock-based compensation awards, such as restricted stock or restricted units to be settled in common stock and non-qualified stock options (“stock options”). The Company recognizes compensation expense in an amount equal to the fair value of the stock-based awards on the date of grant over the requisite service period. The fair value of restricted stock awards and restricted stock unit awards is determined based on the number of restricted stock or restricted stock units granted and the closing price of the Company’s common stock on the date of grant. The fair value of stock options is determined by applying the Black-Scholes model to the grant-date market value of the underlying common stock of the Company. The Company has elected to recognize forfeiture credits for these stock-based compensation awards as they are incurred, as this method best reflects actual stock-based compensation expense.

Tax deductions on the stock-based compensation awards are not realized until the stock-based compensation awards are vested or exercised. The Company recognizes deferred tax assets for stock-based compensation awards that will result in future deductions on its income tax returns, based on the amount of stock-based compensation recognized at the statutory tax rate in the jurisdiction in which the Company will receive a tax deduction. If the tax deduction for a stock-based compensation award is greater than the cumulative GAAP compensation expense for that stock-based compensation award upon realization of a tax deduction, an excess tax benefit will be recognized and recorded as a favorable impact on the effective tax rate. If the tax deduction for a stock-based compensation award is less than the cumulative GAAP compensation expense for that stock-based compensation award upon realization of the tax deduction, a tax shortfall will be recognized and recorded as an unfavorable impact on the effective tax rate. Any excess tax benefits or shortfalls will be recorded discretely in the period in which they occur. The cash flows resulting from any excess tax benefit will be classified as financing cash flows in the Company’s consolidated statements of cash flows.

The Company provides its employees with the election to settle the income tax obligations arising from the vesting of their restricted stock-based compensation awards by the Company withholding stock equal to such income tax obligations. Stock acquired from employees in connection with the settlement of the employees’ income tax obligations on these stock-based compensation awards are accounted for as treasury shares that are subsequently retired. Restricted stock awards, restricted stock units and stock options are not considered issued and outstanding for purposes of earnings per share calculations until vested.

For further details on the Company’s stock-based compensation plans, see Note 14 Long-Term Incentive Plan of this Annual Report.

Leases

The Company leases a variety of assets throughout its organization, such as office space, funeral homes, warehouses and equipment. The Company has both operating and finance leases. The Company’s operating leases primarily include office space, funeral homes and equipment. The Company’s finance leases primarily consist of vehicles and certain IT equipment. The Company determines whether an arrangement is or contains a lease at the inception of the arrangement based on the facts and circumstances in each contract. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements with an initial term in excess of 12 months, the Company records the lease liability and Right of Use (“ROU”) asset at commencement date based upon the present value of the sum of the remaining minimum rental payments, which exclude executory costs. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.

Certain leases provide the Company with the option to renew for additional periods, with renewal terms that can extend the lease term for periods ranging from 1 to 30 years. Where leases contain escalation clauses, rent abatements and/or concessions, the Company applies them in the determination of lease expense. The exercise of lease renewal options is at the Company’s sole discretion, and the Company only includes the renewal option in the lease term when the Company can be reasonably certain that it will exercise the additional options.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company evaluates the term of the lease, type of asset and its weighted average cost of capital to determine its incremental borrowing rate used to measure the ROU asset and lease liability.

The Company calculates operating lease expense ratably over the lease term plus any reasonably assured renewal periods. The Company considers reasonably assured renewal options, fixed escalation provisions and residual value guarantees in its calculation. Leasehold improvements are amortized over the shorter of the lease term or asset life, which may include renewal periods where the renewal is reasonably assured, and are included in the determination of straight-line rent expense. The depreciable life of assets and leasehold improvements are generally limited by the expected lease term.

The Company’s leases also typically have lease and non-lease components, which are generally accounted for separately and not included in the measurement of the ROU asset and lease liability.

Net Loss per Common Share (Basic and Diluted)

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing net loss attributable to common shares by the sum of the weighted-average number of outstanding common shares and the dilutive effect of share-based awards, as calculated by the treasury stock or if converted methods, as applicable. These awards consist of common shares that are contingently issuable upon the satisfaction of certain vesting conditions for stock awards granted under the 2019 Plan.

The following table sets forth the reconciliation of the Company’s weighted-average number of outstanding common shares as of December 31, 2019 and common limited partner units as of December 31, 2018 used to compute basic net loss attributable to common shares and common limited partners per unit, respectively, with those used to compute diluted net loss per common share and per common limited partners unit, respectively, (in thousands):

	Year Ended December 31,
	2019	2018
Weighted average number of outstanding common shares—basic(1)	39,614	37,959
Plus effect of dilutive incentive awards(2)
Restricted shares	—	—
Stock options	63	—
Weighted average number of outstanding common shares—diluted(1)	39,677	37,959

(1)	For the period following the C-Corporation Conversion, represents common shares, and for the period prior to the C-Corporation Conversion, represents limited common partner units.
(2)

For the years ended December 31, 2019 and 2018, the diluted weighted-average number of outstanding common shares and limited partner units presented, respectively, on the consolidated statement of operations does not include 515,625 restricted common shares and 1,333,572 common limited partners units, respectively, as their effects would have been anti-dilutive.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2019 and 2018, advertising costs were $9.2 million and $6.9 million, respectively.

Recently Adopted Accounting Standards

Leases

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and subsequently-issued related ASUs, using the modified retrospective approach, as of January 1, 2019. The core principle of ASU 2016-02 is that all leases create an asset and a liability for lessees and recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases or disclosure of key information about leasing arrangements. In addition, the new standard offers specific accounting guidance for lessees and lessors, including for sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

ASU 2016-02 provides for certain practical expedients when adopting the guidance. The Company elected the package of practical expedients allowing the Company to not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases or initial direct costs for any expired or existing leases. The Company did not apply the hindsight practical expedient. The Company applied the land easements practical expedient allowing the Company to not assess whether any expired or existing land easements are or contain leases, if they were not previously accounted for as leases under the existing leasing guidance. Instead, the Company will continue to apply its existing accounting policies to historical land easements. The Company elected to apply the short-term lease exception; therefore, it did not record a ROU asset or corresponding lease liability for leases with a term of 12 months or less and instead recognized a single lease cost allocated over the lease term, generally on a straight-line basis. The Company is separating lease components from non-lease components, as it did not elect the applicable practical expedient. The Company excluded maintenance, taxes and insurance costs from the calculation of the initial lease liability in the transition period. Non-lease components are accounted for separately from the lease, recorded as maintenance expense, taxes or insurance expense and expensed as incurred.

The Company adopted the new guidance on January 1, 2019 and as a result of the adoption, the Company recorded in its consolidated financial statements for fiscal year 2019 the following adjustments as of January 1, 2019:

•	a $1.1 million reclassification from Intangible assets to Other assets for below market lease intangibles;
•

a $0.1 million and $0.2 million reclassification from Accounts payable and accrued liabilities and Other long-term liabilities, respectively, to Other assets for a deferred gain on a sale leaseback transaction;

•	a $0.3 million and $3.5 million reclassification from Accounts payable and accrued liabilities and Other long-term liabilities, respectively, to Other assets for a rent incentive;
•	a $15.3 million increase to Other assets for operating lease right-of-use assets; and
•	a $2.2 million and $13.1 million increase to Accounts payable and accrued liabilities and Other long-term liabilities, respectively, for operating lease liabilities.

The foregoing adjustments resulted in the creation of a net ROU asset of $12.3 million and operating lease liability of $15.3 million as of the adoption date.

In connection with the adoption of these new lease standards, the Company implemented internal controls to ensure that its contracts are properly evaluated to determine applicability under ASU 2016-02 and that the Company properly applies ASU 2016-02 in accounting for and reporting on all its qualifying leases.

Stock Compensation

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. This amendment is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2018. The Company adopted this standard effective January 1, 2019. The adoption of this standard did not have an impact on the Company’s consolidated financial statements, as the Company had only issued units to employees and nonemployee directors and had previously recognized its nonemployee directors unit-based payments in line with its recognition of unit-based payments to employees, using the grant-date fair value of the equity instruments issued, amortized over the requisite service period.

Variable Interest Entities

In October 2018, FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The core principle of ASU 2018-17 is that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for fiscal years beginning after December 15, 2019. The Company adopted the requirements of this amendment upon its effective date of January 1, 2020 retrospectively. The adoption of this standard did not impact the Company’s consolidated financial statements or related disclosures upon adoption, because the Company did not, and currently does not, have any indirect interests through related parties under common control for which it receives decision-making fees.

Fair Value Measurement

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard removed, modified and added disclosure requirements from ASC 820, Fair Value Measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2020, as this standard primarily addresses disclosure requirements for Level 3 fair value measurements. Currently, the Company does not have any fair value instruments that would be classified as Level 3 on the fair value hierarchy.

Internal-Use Software

In August 2018, FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in this standard aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU No. 2018-15 is effective for annual periods beginning after December 15, 2019. The Company adopted the requirements of this amendment upon its effective date of January 1, 2020 prospectively. The Company will apply the requirements of this standard to the costs it incurs implementing its new enterprise resource planning software in 2020.

Recently Issued Accounting Standard Updates - Not Yet Effective

Credit Losses

In June 2016, FASB issued ASU No. 2016-13, Credit Losses (Topic 326) ("ASU 2016-13"). The core principle of ASU 2016-13 is that all assets measured at amortized cost basis should be presented at the net amount expected to be collected using historical experience, current conditions and reasonable and supportable forecasts as a basis for credit loss estimates, instead of the probable initial recognition threshold used under current GAAP. In November 2018, FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2018-09”), which clarified that receivables arising from operating leases are not within the scope of Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, and should be accounted for in accordance with ASC 842, Leases. In April 2019, FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which includes clarifications to the amendments issued in ASU 2016-13. In May 2019, FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326), which provides entities that have certain instruments within the scope of ASC 326-20 with an option to irrevocably elect the fair value option in ASC 825, Financial Instruments, upon adoption of ASU 2016-13. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which modifies the effective dates for ASU 2016-13, ASU 2017-12 and ASU 2016-02 to reflect the FASB’s new policy of staggering effective dates between larger public companies and all other companies. With the issuance of ASU 2019-10, the Company’s effective date for adopting all amendments related to the new credit loss standard has been extended to January 1, 2023. In November 2019, FASB also issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2019-11”), which includes clarifications to and addresses specific stakeholders’ issues concerning the amendments issued in ASU 2016-13. The Company plans to adopt the requirements of these amendments upon their effective date of January 1, 2023, using the modified-retrospective method and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

Taxes

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 340) (“ASU 2019-12”), with the intent to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain tax accounting areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual periods beginning after December 15, 2021. The Company plans to adopt the requirements of this amendment upon its effective date of January 1, 2022 retrospectively and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

2.	ACQUISITIONS

The Company did not complete any acquisitions during the year ended December 31, 2019. On January 19, 2018, the Company acquired six cemetery properties in Wisconsin and their related assets, net of certain assumed liabilities, for cash consideration of $2.5 million, of which $0.8 million was paid at closing. These properties had been managed by the Company since August 2016. The Company accounted for the purchase of these properties, which were not material individually or in the aggregate, under the acquisition method of accounting.

3.	IMPAIRMENT AND OTHER LOSSES

Goodwill Impairment Assessment

Due to a decline in the market value of the Company’s unit values and the Company’s significant under-performance relative to historical or projected future operating results noted during the nine months ended September 30, 2019, management conducted an interim goodwill impairment assessment as of September 30, 2019. As a result of such assessment, management concluded on November 4, 2019 that the carrying value of the only reporting unit to which the Company allocated its goodwill, Cemetery Operations, exceeded its fair value, and the Company’s goodwill was fully impaired as of September 30, 2019. The Company recognized a $24.9 million impairment charge included in Loss on impairment of goodwill in the accompanying consolidated statement of operations for the year ended December 31, 2019. Refer to Note 9 Goodwill and Intangible Assets for further details on the Company’s goodwill.

Impairment of Long-Lived Assets

During each reporting period for the years ended December 31, 2019 and 2018, the Company performed step 1 of the ASC 360 Asset Impairment Test and identified all cemetery property and funeral home locations with an operating loss for the current reporting period, a trend of operating losses over the current fiscal year and/or a trend of operating losses over the previous five fiscal years. Of those locations identified during step 1, the Company recorded impairments for those locations for which step 2 of the ASC 360 Asset Impairment Test indicated the locations’ carrying values may not be recoverable. As a result of performing step 1 and step 2 of the ASC 360 Asset Impairment Test, the Company recorded a $2.8 million impairment charge for certain cemetery property locations, which is included in Other losses, net in the accompanying consolidated statements of operations, during each of the years ended December 31, 2019 and 2018.

Termination of Management Agreement

The Company operates certain of its cemeteries under long-term leases, operating agreements and management agreements. On May 10, 2019, the Company terminated one of the management agreements and recorded a $2.1 million loss, which is included in Other losses, net in the accompanying consolidated statement of operations for the year ended December 31, 2019.

Inventory

Merchandise is sold to both at-need and pre-need customers. Merchandise allocated to service pre-need contractual obligations is recorded at cost and managed and stored by the Company until the Company services the underlying customer contract.

Merchandise stored at certain locations may be exposed to changes in weather conditions. Primarily due to weather related deterioration over a number of years, the Company recorded inventory impairment charges of approximately $3.4 million for the year ended December 31, 2018. This impairment loss related to damaged and excess inventory and is included in Cost of goods sold for the year ended December 31, 2018 in the accompanying consolidated statement of operations as this merchandise was utilized to fulfill the Company’s contractual obligations to at-need and pre-need customers.

Due to enhanced inventory control procedures implemented in late 2018, the Company determined that certain merchandise inventory allocated to pre-need customers had been damaged due to weather related deterioration occurring over a number of years or had otherwise been deemed impractical for use by management as a result of past operating practices relating to inventory. During 2019 and 2018, the Company recorded estimated impairment losses of approximately $2.6 million and $8.9 million, respectively, related to this damaged and unusable merchandise. The impairment losses are included in Other losses in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018. The losses recorded represent management’s best estimate, and were based on estimates and assumptions that have been deemed reasonable by management and included percentages of merchandise deemed unusable. Management’s assessment process relied on estimates and assumptions that are inherently uncertain, and unanticipated events or circumstances may occur that might cause the Company to change those estimates and assumptions.

Software

During 2017 and 2018, the Company initiated two software implementation projects to enhance its Lawson ERP System with a cash reconciliation module and lease accounting module, respectively. However, during the fourth quarter of 2019, the Company determined these two software implementation projects were not viable and terminated them. The Company recognized a $0.5 million impairment related to these two unviable software implementation projects.

4.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	December 31, 2019	December 31, 2018
Customer receivables	$153,530	$167,017
Unearned finance income	(16,303)	(17,000)
Allowance for doubtful accounts	(5,884)	(4,941)
Accounts receivable, net of allowance	131,343	145,076
Less: Current portion, net of allowance	55,794	57,928
Long-term portion, net of allowance	$75,549	$87,148

Activity in the allowance for doubtful accounts was as follows (in thousands):

	December 31, 2019	December 31, 2018
Balance, beginning of period	$4,941	$19,795
Cumulative effect of accounting changes	—	(12,876)
Provision for doubtful accounts	7,559	7,358
Charge-offs, net	(6,616)	(9,336)
Balance, end of period	$5,884	$4,941

Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories.

5.	CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	December 31, 2019	December 31, 2018
Cemetery land	$249,260	$255,708
Mausoleum crypts and lawn crypts	71,345	75,429
Cemetery property	$320,605	$331,137

The Company recorded an impairment of cemetery property during the years ended December 31, 2019 and 2018. For further details see Note 3 Impairment and Other Losses of this Annual Report.

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	December 31, 2019	December 31, 2018
Buildings and improvements	$125,382	$129,971
Furniture and equipment	57,674	58,706
Funeral home land	14,185	14,185
Property and equipment, gross	197,241	202,862
Less: Accumulated depreciation	(93,841)	(90,146)
Property and equipment, net of accumulated depreciation	$103,400	$112,716

Depreciation expense was $9.4 million and $9.9 million for the years ended December 31, 2019 and 2018, respectively.

7.	MERCHANDISE TRUSTS

At December 31, 2019 and 2018 the Company’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly and through mutual and investment funds. All of these investments are carried at fair value. All of these investments are subject to the fair value hierarchy and considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 18 Fair Value of Financial Instruments. There were no Level 3 assets in the Company’s merchandise trusts. When the Company receives a payment from a pre-need customer, the Company deposits the amount required by law into the merchandise trusts that may be subject to cancellation on demand by the pre-need customer. The Company’s merchandise trusts related to states in which pre-need customers may cancel contracts with the Company comprises 53.6% of the total merchandise trust as of December 31, 2019. The merchandise trusts are variable interest entities (“VIE”) of which the Company is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Company may be required to fund this shortfall.

The Company included $9.7 million and $8.7 million of investments held in trust as required by law by the West Virginia Funeral Directors Association at December 31, 2019 and 2018 respectively, in its merchandise trust assets. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Company’s merchandise trust activities for the years ended December 31, 2019 and 2018 is presented below (in thousands):

	Year ended December 31,
	2019	2018
Balance—beginning of period	$488,248	$515,456
Contributions	54,742	66,408
Distributions	(59,776)	(79,862)
Interest and dividends	29,367	27,228
Capital gain distributions	1,699	543
Realized gains and losses, net	3,246	(1,012)
Other than temporary impairment	(6,056)	(28,555)
Taxes	(556)	(347)
Fees	(4,268)	(3,855)
Unrealized change in fair value	17,219	(7,756)
Total	523,865	488,248
Less: Assets held for sale	(6,673)	—
Balance—end of period	$517,192	$488,248

During the years ended December 31, 2019 and 2018, purchases of available for sale securities were approximately $54.4 million and $117.7 million, respectively. During the years ended December 31, 2019 and 2018, sales, maturities and paydowns of available for sale securities were approximately $38.1 million and $109.5 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in the Company’s consolidated statement of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of December 31, 2019 and 2018 were as follows (in thousands):

December 31, 2019	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$144,610	$—	$—	$144,610
Fixed maturities:
U.S. governmental securities	2	456	6	(65)	397
Corporate debt securities	2	783	14	(133)	664
Total fixed maturities		1,239	20	(198)	1,061
Mutual funds—debt securities	1	67,801	1,857	(6)	69,652
Mutual funds—equity securities	1	46,609	1,744	—	48,353
Other investment funds(1)		213,024	6,366	(2,953)	216,437
Equity securities	1	24,386	1,327	(4)	25,709
Other invested assets	2	8,360	32	—	8,392
Total investments		506,029	11,346	(3,161)	514,214
West Virginia Trust Receivable		9,651	—	—	9,651
Total		$515,680	$11,346	$(3,161)	$523,865
Less: Assets held for sale		(6,369)	(304)	—	(6,673)
Total		$509,311	$11,042	$(3,161)	$517,192
(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Company’s consolidated balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of one to six years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2019, there were $57.3 million in unfunded investment commitments to the private credit funds, which are callable at any time.

December 31, 2018	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$16,903	$—	$—	$16,903
Fixed maturities:
U.S. governmental securities	2	392	—	(147)	245
Corporate debt securities	2	1,311	29	(328)	1,012
Total fixed maturities		1,703	29	(475)	1,257
Mutual funds—debt securities	1	187,840	262	(2,645)	185,457
Mutual funds—equity securities	1	45,023	110	(18)	45,115
Other investment funds(1)		210,655	388	(7,784)	203,259
Equity securities	1	18,097	1,327	(213)	19,211
Other invested assets	2	8,398	2	(17)	8,383
Total investments		$488,619	$2,118	$(11,152)	$479,585
West Virginia Trust Receivable		8,663	—	—	8,663
Total		$497,282	$2,118	$(11,152)	$488,248

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Company’s consolidated balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of two to seven years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2018, there were $71.0 million in unfunded investment commitments to the private credit funds, which are callable at any time.

The contractual maturities of debt securities as of December 31, 2019 and 2018 were as follows below (in thousands):

December 31, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$112	$78	$193	$13
Corporate debt securities	101	546	16	—
Total fixed maturities	$213	$624	$209	$13

December 31, 2018	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$137	$108	$—
Corporate debt securities	68	873	55	16
Total fixed maturities	$68	$1,010	$163	$16

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the merchandise trusts as of December 31, 2019 and 2018 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$90	$1	$397	$64	$487	$65
Corporate debt securities	198	29	424	104	622	133
Total fixed maturities	288	30	821	168	1,109	198
Mutual funds—debt securities	241	6	—	—	241	6
Mutual funds—equity securities	—	—	—	—	—	—
Other investment funds	54,782	2,953	—	—	54,782	2,953
Equity securities	3	4	—	—	3	4
Other invested assets	—	—	—	—	—	—
Total	$55,314	$2,993	$821	$168	$56,135	$3,161

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$243	$147	$243	$147
Corporate debt securities	103	2	549	326	652	328
Total fixed maturities	103	2	792	473	895	475
Mutual funds—debt securities	46,005	2,011	1,195	634	47,200	2,645
Mutual funds—equity securities	131	18	—	—	131	18
Other investment funds	169,929	7,784	—	—	169,929	7,784
Equity securities	—	—	597	213	597	213
Other invested assets	—	4	790	13	790	17
Total	$216,168	$9,819	$3,374	$1,333	$219,542	$11,152

For all securities in an unrealized loss position, the Company evaluated the severity of the impairment and length of time that a security has been in a loss position and concluded the decline in fair value below the asset’s cost was temporary in nature. In addition, the Company is not aware of any circumstances that would prevent the future market value recovery for these securities.

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the year ended December 31, 2019, the Company determined, based on its review, that there were 102 securities with an aggregate cost basis of approximately $178.2 million and an aggregate fair value of approximately $172.2 million, resulting in an impairment of $6.1 million, with such impairment considered to be other-than-temporary due to credit indicators. During the year ended December 31, 2018, the Company determined, based on its review, that there were 214 securities with an aggregate cost basis of approximately $285.5 million and an aggregate fair value of approximately $256.9 million, resulting in an impairment of $28.6 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset these changes against deferred merchandise trust revenue. These adjustments to deferred revenue will be reflected within the Company’s consolidated statements of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

8.	PERPETUAL CARE TRUSTS

At December 31, 2019 and 2018 the Company’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 18 Fair Value of Financial Instruments. There were no Level 3 assets in the Company’s perpetual care trusts. The perpetual care trusts are VIEs for which the Company is the primary beneficiary.

A reconciliation of the Company’s perpetual care trust activities for the year ended December 31, 2019 and 2018 is presented below (in thousands):

	Year ended December 31,
	2019	2018
Balance—beginning of period	$330,562	$339,928
Contributions	7,575	13,162
Distributions	(20,598)	(18,390)
Interest and dividends	20,201	22,198
Capital gain distributions	2,112	808
Realized gains and losses, net	3,121	473
Other than temporary impairment	(3,941)	(18,038)
Taxes	(547)	(237)
Fees	(3,176)	(4,412)
Unrealized change in fair value	10,780	(4,930)
Total	346,089	330,562
Less: Assets held for sale	(2,470)	—
Balance—end of period	$343,619	$330,562

During the year ended December 31, 2019 and 2018, purchases of available for sale securities were approximately $46.4 million and $59.4 million, respectively. During the year ended December 31, 2019 and 2018, sales, maturities and paydowns of available for sale securities were approximately $29.0 million and $51.1 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in the Company’s consolidated statements of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of December 31, 2019 and 2018 were as follows (in thousands):

December 31, 2019	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$50,358	$—	$—	$50,358
Fixed maturities:
U.S. governmental securities	2	1,069	32	(52)	1,049
Corporate debt securities	2	2,020	22	(142)	1,900
Total fixed maturities		3,089	54	(194)	2,949
Mutual funds—debt securities	1	49,963	1,439	(38)	51,364
Mutual funds—equity securities	1	16,698	1,617	(66)	18,249
Other investment funds(1)		186,355	10,526	(5,472)	191,409
Equity securities	1	30,423	1,333	(12)	31,744
Other invested assets	2	16	—	—	16
Total investments		$336,902	$14,969	$(5,782)	$346,089
Less: Assets held for sale		(2,416)	(54)	—	(2,470)
Total		$334,486	$14,915	$(5,782)	$343,619

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Company’s consolidated balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from one to seven years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2019 there were $62.4 million in unfunded investment commitments to the private credit funds, which are callable at any time.

December 31, 2018	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$12,835	$—	$—	$12,835
Fixed maturities:
U.S. governmental securities	2	960	4	(121)	843
Corporate debt securities	2	4,883	161	(321)	4,723
Total fixed maturities		5,843	165	(442)	5,566
Mutual funds—debt securities	1	108,451	227	(837)	107,841
Mutual funds—equity securities	1	19,660	304	(142)	19,822
Other investment funds(1)		165,284	3,039	(4,607)	163,716
Equity securities	1	20,025	826	(145)	20,706
Other invested assets	2	56	20	—	76
Total investments		$332,154	$4,581	$(6,173)	$330,562

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Company’s consolidated balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from two to eight years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2018 there were $94.5 million in unfunded investment commitments to the private credit funds, which are callable at any time.

The contractual maturities of debt securities as of December 31, 2019 and December 31, 2018, were as follows below (in thousands):

December 31, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$60	$192	$684	$114
Corporate debt securities	294	1,522	84	—
Total fixed maturities	$354	$1,714	$768	$114

December 31, 2018	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$416	$395	$32
Corporate debt securities	705	3,702	265	51
Total fixed maturities	$705	$4,118	$660	$83

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the perpetual care trusts as of December 31, 2019 and 2018 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$291	$4	$942	$48	$1,233	$52
Corporate debt securities	463	46	1,887	96	2,350	142
Total fixed maturities	754	50	2,829	144	3,583	194
Mutual funds—debt securities	2,856	38	—	—	2,856	38
Mutual funds—equity securities	566	66	—	—	566	66
Other investment funds	53,426	5,472	—	—	53,426	5,472
Equity securities	121	12	—	—	121	12
Total	$57,723	$5,638	$2,829	$144	$60,552	$5,782

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$790	$121	$790	$121
Corporate debt securities	405	15	2,902	306	3,307	321
Total fixed maturities	405	15	3,692	427	4,097	442
Mutual funds—debt securities	21,867	591	2,814	246	24,681	837
Mutual funds—equity securities	1,382	141	—	1	1,382	142
Other investment funds	101,536	4,607	—	—	101,536	4,607
Equity securities	241	16	583	129	824	145
Total	$125,431	$5,370	$7,089	$803	$132,520	$6,173

For all securities in an unrealized loss position, the Company evaluated the severity of the impairment and length of time that a security has been in a loss position and concluded the decline in fair value below the asset’s cost was temporary in nature. In addition, the Company is not aware of any circumstances that would prevent the future market value recovery for these securities.

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the year ended December 31, 2019, the Company determined that there were 79 securities with an aggregate cost basis of approximately $85.7 million and an aggregate fair value of approximately $81.8 million, resulting in an impairment of $3.9 million, with such impairment considered to be other-than-temporary. During the year ended December 31, 2018, the Company determined that there were 176 securities with an aggregate cost basis of approximately $181.4 million and an aggregate fair value of approximately $163.3 million, resulting in an impairment of $18.1 million, with such impairment considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value with the offset going against the liability for perpetual care trust corpus in its consolidated balance sheet.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Due to a decline in the market value of the Company and its significant under-performance relative to historical or projected future operating results noted during the nine months ended September 30, 2019, management conducted an interim goodwill impairment assessment as of September 30, 2019. As a result of such assessment, management concluded on November 4, 2019 that the carrying value of the only reporting unit to which the Company allocated its goodwill, Cemetery Operations, exceeded its fair value, and the Company’s goodwill was fully impaired as of September 30, 2019. The Company recognized a $24.9 million impairment charge included in Loss on goodwill impairment in the accompanying consolidated statement of operations for the year ended December 31, 2019. In 2018, the Company concluded goodwill was not impaired as part of its 2018 annual goodwill impairment testing.

The changes in the carrying amounts of goodwill by reportable segment were as follows (in thousands):

Cemetery Operations
December 31, 2017	$24,862
Activity	—
December 31, 2018	24,862
Impairment of goodwill	(24,862)
December 31, 2019	$—

Intangible Assets

The Company has intangible assets with finite lives recognized in connection with acquisitions and long-term lease, management and operating agreements. The Company amortizes these intangible assets over their estimated useful lives.

The following table reflects the components of intangible assets at December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Lease and management agreements	$59,758	$(5,561)	$54,197	$59,758	$(4,565)	$55,193
Underlying contract value	2,593	(681)	1,912	6,239	(1,482)	4,757
Non-compete agreements	406	(341)	65	2,853	(2,603)	250
Other intangible assets	269	(197)	72	1,577	(356)	1,221
Total intangible assets	$63,026	$(6,780)	$56,246	$70,427	$(9,006)	$61,421

As a result of the adoption of ASU 2016-02 on January 1, 2019, the Company recorded a $1.1 million reclassification from Other intangible assets to Other assets for below market lease intangibles. On May 10, 2019, the Company terminated one of its management agreements and therefore reduced the carrying amount of its underlying contract value intangible balance by $2.7 million. Amortization expense for intangible assets was $1.4 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively.

The following is estimated amortization expense related to intangible assets with finite lives for the fiscal years noted below (in thousands):

2020	$1,142
2021	$1,077
2022	$1,074
2023	$1,071
2024	$1,071

10.	LONG-TERM DEBT

Total debt consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
9.875%/11.500% Senior Secured PIK Toggle Notes, due June 2024	$380,619	$—
7.875% Senior Notes, due June 2021	—	173,613
Credit facility	—	155,739
Notes payable—acquisition debt	—	92
Insurance and vehicle financing	574	1,294
Less deferred financing costs, net of accumulated amortization	(12,856)	(9,692)
Total debt	368,337	321,046
Less current maturities	(374)	(798)
Total long-term debt	$367,963	$320,248

Senior Secured Notes

On June 27, 2019, StoneMor Partners L.P. (the “Partnership”), Cornerstone Family Services of West Virginia Subsidiary, Inc. (collectively with the Partnership, the “Issuers”), certain direct and indirect subsidiaries of the Partnership, the initial purchasers party thereto (the “Initial Purchasers”) and Wilmington Trust, National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”) entered into an indenture (the “Original Indenture”) with respect to the 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024.

On December 31, 2019, the Company, the subsidiary guarantors party thereto, the Issuers and the Trustee entered into the First Supplemental Indenture (the “First Supplemental Indenture”) and on January 30, 2020, the Company, LP Sub, the Issuers and the Trustee entered into the Second Supplemental Indenture (the “Second Supplemental Indenture” and, collectively with the Original Indenture and the First Supplemental Indenture, the “Indenture”).

Pursuant to the terms of the Indenture, the Initial Purchasers purchased Senior Secured Notes in the aggregate principal amount of $385.0 million in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) thereof. The gross proceeds from the sale of the Senior Secured Notes was $371.5 million, less advisor fees (including a placement agent fee of approximately $7.0 million), legal fees, mortgage costs and other closing expenses, as well as cash funds for collateralization of existing letters of credit and credit card needs under the former credit facility.

The Issuers can elect to pay interest at either a fixed rate of 9.875% per annum in cash or, at their option through January 30, 2022, a fixed rate of 7.50% per annum in cash plus a fixed rate of 4.00% per annum payable in kind by increasing the principal amount of the Senior Secured Notes or by issuing additional Senior Secured Notes. The Senior Secured Notes will require cash interest payments at 9.875% for all interest periods after January 30, 2022. The Company has the right and expects to pay quarterly interest at a fixed rate of 7.50% per annum in cash plus a fixed rate of 4.00% per annum payable in kind through January 30, 2022. Interest is payable quarterly in arrears on the 30th day of each March, June, September and December, commencing September 30, 2019. The Senior Secured Notes mature on June 30, 2024.

The Senior Secured Notes are senior secured obligations of the Issuers. The Issuers’ joint and several obligations under the Senior Secured Notes and the Indenture are jointly and severally guaranteed (the “Note Guarantees”) by the Company and by each subsidiary of the Company (other than the Issuers except as to each other’s obligations under the Senior Secured Notes) that the Company has caused or will cause to become a guarantor pursuant to the terms of the Indenture (collectively, the “Guarantors”). In addition, the Issuers, the Guarantors and the Collateral Agent entered into a Collateral Agreement (as supplemented, the “Collateral Agreement”). Pursuant to the Indenture and the Collateral Agreement, the Issuers’ obligations under the Indenture and the Senior Secured Notes and the Guarantors’ Note Guarantees are secured by a first priority lien and security interest (subject to permitted liens and security interests) in substantially all of the assets of the Issuers and the Guarantors (other than the Company), whether now owned or hereafter acquired, excluding certain assets which include, among others: (a) trust and other fiduciary accounts and amounts required to be deposited or held therein and (b) unless encumbered by a mortgage existing on the date of the Indenture, owned and leased real property that (i) may not be pledged as a matter of law or without governmental approvals, (ii) is not operated or intended to be operated as a cemetery, crematory or funeral home or (iii) is the subject of specified immaterial leases.

The Issuers may redeem the Senior Secured Notes at their option, in whole or in part, at any time for a redemption price equal to the principal balance thereof, accrued and unpaid interest thereon and, if applicable, a premium (the “Applicable Premium”) calculated as follows:

•

If redeemed before June 27, 2021, the sum of 4% of the principal amount so redeemed plus the excess of (i) the interest that would have accrued on the principal amount of the redeemed Senior Secured Notes from the redemption date through June 27, 2021 assuming an interest rate of 11.500% per annum over (ii) the interest that would have accrued on the principal amount of the redeemed Senior Secured Notes from the redemption date through June 27, 2021 at an interest rate equal to the then-applicable rate on United States Treasury securities for the period most nearly equaling that time period plus 0.50%;

•	If redeemed on or after June 27, 2021 and before June 27, 2022, 4% of the principal amount so redeemed;
•	If redeemed on or after June 27, 2022 and before June 27, 2023, 2% of the principal amount so redeemed; and
•	If redeemed on or after June 27, 2023, no premium will be payable.

The Issuers are obligated to redeem the Senior Secured Notes with the net cash proceeds of certain dispositions described in the Indenture, tax refunds, insurance or condemnation proceeds and certain other extraordinary receipts. The redemption price for such redemptions is the principal balance of the Senior Secured Notes being redeemed, all accrued and unpaid interest thereon plus, with respect to redemptions from asset dispositions with net proceeds in excess of $55.0 million, an Applicable Premium of 2% of the principal amount so redeemed.

The Issuers are also obligated to use 75% of any Excess Cash Flow, less any amount paid in any voluntary redemption of the Senior Secured Notes during the applicable period or subsequent thereto and prior to the applicable redemption date, to redeem the Senior Secured Notes at a redemption price equal to the principal balance thereof and all accrued and unpaid interest thereon.

All interest payable in connection with the redemption of any the Senior Secured Notes is payable in cash.

The Indenture requires the Issuers and the Guarantors, as applicable, to comply with various affirmative covenants regarding, among other matters, delivery to the Trustee of financial statements and certain other information or reports filed with the Securities and Exchange Commission (the “SEC”) and the maintenance and investment of trust funds and trust accounts into which certain sales proceeds are required by law to be deposited.

The Indenture includes financial covenants pursuant to which the Issuers will not permit:

•	the Operating Cash Flow Amount for the six months ending December 31, 2019 to be less than $20.0 million;
•

the ratio of the sum of the Operating Cash Flow Amount plus Cash Interest Expense to Cash Interest Expense, or the Consolidated Interest Coverage Ratio, for the nine months ended March 31, 2020 and the twelve months ending as of each date from June 30, 2020 onwards, as set forth below, to be less than:

March 31, 2020	0.40x
June 30, 2020	0.75x
September 30, 2020	1.00x
December 31, 2020	1.15x
March 31, 2021	1.25x
June 30, 2021	1.30x
September 30, 2021	1.35x
December 31, 2021	1.45x
March 31, 2022 and each quarter end thereafter	1.50x

•

the aggregate amount of Capital Expenditures for the prior four fiscal quarters as of the last day of any fiscal quarter beginning with the fiscal quarter ending September 30, 2019 to be more than $20.0 million;

•

the average daily balance of Unrestricted Cash and unrestricted Permitted Investments of the Company and its subsidiaries as of the end of any day for any 10-business day period to be less than $20.0 million during the quarter ending September 30, 2019, $15.0 million during the quarter ending December 31, 2019 and $12.5 million during any subsequent quarter; or

•

the ratio of the (a) the sum of Unrestricted Cash, accounts receivable and merchandise trust account balances to (b) the aggregate principal or face amount of Consolidated Funded Indebtedness, or Asset Coverage Test, for the applicable measurement period as of the last day of any fiscal quarter beginning with the fiscal quarter ending September 30, 2019, to be less than 1.60:1.00.

The Indenture requires the Issuers and the Guarantors, as applicable, to comply with certain other covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Issuers’ and the Guarantors’ ability to: (i) incur additional indebtedness; (ii) grant liens; (iii) engage in certain sale/leaseback, merger, consolidation or asset sale transactions; (iv) make certain investments; (v) pay dividends or make distributions; (vi) engage in affiliate transactions and (vii) amend its organizational documents.

The Indenture provides for certain events of default, the occurrence and continuation of which could, subject to certain conditions, cause all amounts owing under the Senior Secured Notes to become due and payable, including but not limited to the following:

•	failure by the Issuers to pay any interest on any Senior Secured Note when it becomes due and payable that remains uncured for five business days;
•

failure by the Issuers to pay the principal of any of the Senior Secured Notes when it becomes due and payable, whether at the due date thereof, at a date fixed for redemption, by acceleration or otherwise;

•

failure by the Issuers to comply with the agreement and covenants relating to maintenance of its legal existence, providing notice of any default or event of default or use of proceeds from the sale of the Senior Secured Notes or any of the negative covenants in the Indenture;

•

failure by the Issuers to comply with any other agreement or covenant contained in the Indenture, the Collateral Agreement or any other Note Document that remains uncured for a period of 15 days after the earlier of written notice and request for cure from the Trustee or holders of at least 25% of the aggregate principal amount of the Senior Secured Notes;

•	the acceleration of or the failure to pay at final maturity indebtedness (other than the Senior Secured Notes) in a principal amount exceeding $5.0 million;
•	the occurrence of a Change in Control;
•	certain bankruptcy or insolvency proceedings involving an Issuer or any subsidiary; and
•

failure by the Company or any subsidiary to maintain one or more licenses, permits or similar approvals for the conduct of its business where the sum of the revenue associated therewith represents the lesser of (i) 15% of the Company and its subsidiaries consolidated revenue and (ii) $30.0 million, and such breach is not cured within 30 days.

At the option of holders holding a majority of the outstanding principal amount of the Senior Secured Notes (and automatically upon any default for failure to pay principal of the Senior Secured Notes when due and payable or certain bankruptcy or insolvency proceedings involving an Issuer), the interest rate on the Senior Secured Notes will increase to 13.50% per annum, payable in cash.

As of December 31, 2019, the Company was in compliance with the covenants of the Indenture.

On April 1, 2020, the Issuers and the Trustee entered into the Third Supplemental Indenture to the Indenture (the “Supplemental Indenture”), pursuant to which certain financial covenants and the premium payable upon voluntary redemption of the Senior Secured Notes in the Indenture were amended. For further details, see Note 26 Subsequent Events of this Annual Report.

Registration Rights Agreement

In connection with the sale of the Senior Secured Notes, on June 27, 2019, the Issuers, the Guarantors party thereto and the Initial Purchasers entered into a Registration Rights Agreement (the “Notes Registration Rights Agreement”), pursuant to which the Issuers and the Guarantors agreed, for the benefit of the holders of the Notes, to use their commercially reasonable efforts to file a registration statement with the SEC with respect to a registered offer to exchange the Senior Secured Notes for new “exchange” notes having terms substantially identical in all material respects to the Senior Secured Notes, with certain exceptions (the “Exchange Offer”). The Issuers agreed to use their commercially reasonable efforts (i) to consummate the Exchange Offer on or before July 14, 2020 (the “Exchange Date”) and (ii) upon the occurrence of certain events described in the Notes Registration Rights Agreement which result in the inability to consummate the Exchange Offer, to cause a shelf registration statement covering resales of the Notes to be declared effective.

If the Issuers had failed to comply with their obligations under the Notes Registration Rights Agreement, additional interest would have accrued on the Notes at a rate of 0.25% per annum (increasing by an additional 0.25% per annum with respect to each subsequent 90-day period that occurs after the date on which such default occurs, up to a maximum additional interest rate of 1.00%) from and including the date on which any such default shall occur to but excluding the earlier of (x) the date on which all such defaults have been cured and (y) the date on which the Notes are freely tradeable by persons other than affiliates of the Issuers pursuant to Rule 144 under the Securities Act.

Deferred Financing Costs

In February 2019, the Company entered into the Eighth Amendment and Waiver to the original agreement for its revolving credit facility dated August 4, 2016 (the “Tranche B Revolving Credit Facility”). In connection with the Tranche B Revolving Credit Facility, the Company incurred debt issuance costs and fees of approximately $3.1 million, which was being amortized over the life of the Tranche B Revolving Credit Facility, using the effective interest method. In connection with the issuance of the Senior Secured Notes, the Company incurred debt issuance costs and fees of approximately $14.3 million during the year ended December 31, 2019, which have been deferred and are being amortized over the life of the Senior Secured Notes, using the effective interest method.

In connection with the retirement of all of its revolving credit facilities and its $175.0 million 7.875% senior notes due 2021, the Company wrote-off unamortized deferred financing fees of $6.9 million, during the year ended December 31, 2019, which is presented in Loss on debt extinguishment in the accompanying consolidated statement of operations.

For the years ended December 31, 2019 and 2018, the Company recognized $7.3 million and $3.2 million of amortization of deferred financing fees on its various debt facilities.

11.	REDEEMABLE CONVERTIBLE PREFERRED UNITS AND OWNERS’ EQUITY

Redeemable Convertible Preferred Units

On June 27, 2019, the Partnership completed the Preferred Offering pursuant to which it sold an aggregate of 52,083,333 Preferred Units at a purchase price of $1.1040 per Preferred Unit, reflecting an 8% discount to the liquidation preference of each Preferred Unit, for an aggregate purchase price of $57.5 million.

Pursuant to the Series A Purchase Agreement, the Partnership filed a registration statement on Form S-1 with the SEC to effect the Rights Offering, which was completed on October 25, 2019 with 3,039,380 common units being purchased for a total of $3.6 million. The gross proceeds from the Rights Offering were used to redeem 3,039,380 of the Partnership’s outstanding Preferred Units on October 25, 2019 at a price of $1.20 per Preferred Unit.

On December 31, 2019, in connection with the consummation of the C-Corporation Conversion, all of the remaining outstanding Preferred Units were converted into common shares of the Company at a conversion rate of one share of common stock for each Preferred Unit.

Capital Stock

Effective as of the C-Corporation Conversion, the Company is authorized to issue two classes of capital stock: common stock, $0.01 par value per share (“Common Stock”) and preferred stock, $0.01 par value per share (“Preferred Stock”). At December 31, 2019, 94,447,356 million shares of Common Stock were issued and outstanding and no shares of Preferred Stock were issued or outstanding. At December 31, 2019, there were 105,552,644 shares of Common Stock available for issuance, including 986,552 shares available for issuance as stock-based incentive compensation under the 2019 Plan, and 10,000,000 shares of Preferred Stock available for issuance.

Holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the Company’s stockholders, will have the exclusive right to vote for the election of directors and do not have cumulative voting rights. In the event of any liquidation, dissolution or winding-up of the Company’s affairs, the holders of the Company’s Common Stock will be entitled to share ratably in the Company’s assets that are remaining after payment or provision for payment of all of the Company’s debts and obligations and after liquidation payments to and subject to any continuing participation by holders of outstanding shares of Preferred Stock, if any.

The Company’s Board of Directors (the “Board”) is authorized, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time one or more classes or series of Preferred Stock covering up to an aggregate of 10,000,000 shares of Preferred Stock. Each class or series of Preferred Stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Board, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of Preferred Stock will not be entitled to vote at or receive notice of any meeting of stockholders.

Subsequent Events

On April 1, 2020, the Issuers and the Trustee entered into the Supplemental Indenture, pursuant to which the Issuers agreed to cause the Company to use its best efforts to effectuate an offering to holders of Common Stock of transferable rights to purchase their pro rata share of shares of Common Stock with an aggregate exercise price of at least $17 million at a price of $0.73 per share, as promptly as practicable with an expiration date no later than July 24, 2020 and to receive proceeds of not less than $8.2 million therefrom. Concurrently, the Company entered into a letter agreement with Axar (the “Axar Commitment”), pursuant to which Axar agreed to purchase shares of the Company’s Series A Preferred Stock with an aggregate purchase price of $8.8 million on April 3, 2020. As contemplated by the Axar Commitment, on April 3, 2020, the Company sold an aggregate of 176 shares of Series A Preferred Stock to the 2020 Purchasers for an aggregate purchase price of $8.8 million pursuant to the terms of a Series A Preferred Stock Purchase Agreement (the “2020 Preferred Purchase Agreement”) by and among the Company and the purchasers party thereto. For further details, see Note 26 Subsequent Events of this Annual Report.

12.	INCOME TAXES

 Prior to December 31, 2019, the Company was not subject to U.S. federal income tax and most state income taxes, as it was structured as a master limited partnership. The taxable income for the Company flowed through to the partners for the fiscal years prior to January 1, 2020 and could vary from the net income reported on the Company’s consolidated statements of operations for the year ended December 31, 2019 and 2018. Since the Company consummated the C-Corporation Conversion on December 31, 2019, the Company’s taxable income for the year ended December 31, 2019 continued to flow through to the partners. Per ASC 740, the C-Corporation Conversion is considered a change in tax status, and therefore, the Company had to record deferred tax assets and liabilities attributable to differences between the carrying amounts and tax basis of existing assets and liabilities on its consolidated balance sheets as of the consummation date of the C-Corporation Conversion. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date for the new tax rates. The Company also recognized a valuation allowance against its deferred tax assets, as the Company deemed it more likely than not that some portion or all of the recorded deferred tax assets will not be realizable in future periods.

Additionally, prior to the C-corporation Conversion, corporate subsidiaries of the Partnership were historically subject to federal income tax and most state income taxes, and the Partnership was required to file separate federal income tax returns for many of its corporate subsidiaries. Deferred tax assets of the individual corporate subsidiaries could not be offset against the deferred liabilities of other individual corporate subsidiaries. As a result of the C-Corporation Conversion, the Company will file a consolidated federal income tax return for StoneMor Inc. for all fiscal periods post the consummation date of the C-Corporation Conversion. The Company recognized a $7.5 million tax benefit for the year ended December 31, 2019 related to the projected tax consequences of filing a consolidated federal income tax return for StoneMor Inc. and its subsidiaries.

Income tax (expense) benefit for the years ended December 31, 2019 and 2018 consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018
Current provision:
State	$(73)	$(693)
Federal	—	—
Foreign	(187)	(101)
Total	(260)	(794)
Deferred provision:
State	(6,704)	(23)
Federal	(21,210)	2,725
Foreign	(30)	(111)
Total	(27,944)	2,591
Total income tax (expense) benefit	$(28,204)	$1,797

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2019	2018
Computed tax provision (benefit) at the applicable statutory tax rate	21.0%	21.0%
State and local taxes net of federal income tax benefit	(4.5)%	(1.1)%
Tax exempt (income) loss	(1.2)%	(1.5)%
Change in current year valuation allowance	(8.0)%	(18.3)%
Company's earnings not subject to tax	(0.2)%	2.0%
Changes in tax due to Tax Act and ASC 606 retroactive impact	—%	0.5%
Change in tax status	(27.2)%	—%
Permanent differences	(2.7)%	(0.1)%
Other	—%	—%
Effective tax rate	(22.8)%	2.5%

The effective tax rate increased as a result of the deferred tax liabilities the Company had to record in connection with the C-Corporation Conversion. The temporary differences related to these deferred tax liabilities will reverse over the lives of the various cemeteries, which range from an average 100 to 300 years.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Prepaid expenses	$13,010	$5,102
State net operating loss	26,121	24,162
Federal net operating loss	88,818	84,017
Foreign net operating loss	8,656	2,106
Other	55	55
Valuation allowance	(103,336)	(89,066)
Total deferred tax assets	33,324	26,376
Deferred tax liabilities:
Property, plant and equipment	28,399	2,119
Deferred revenue related to future revenues and accounts receivable	33,582	25,021
Deferred revenue related to cemetery property	5,875	5,825
Total deferred tax liabilities	67,856	32,965
Net deferred tax liabilities	$34,532	$6,589

Net deferred tax assets and liabilities were classified on the consolidated balance sheets as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets	$81	$86
Noncurrent assets	81	86
Deferred tax assets	33,243	26,290
Deferred tax liabilities	67,856	32,965
Noncurrent liabilities	34,613	6,675
Net deferred tax liabilities	$34,532	$6,589

At December 31, 2019, the Company had available approximately $0.1 million of alternative minimum tax credit carryforwards and approximately $423.0 million and $542.0 million of federal and state net operating loss (“NOL”) carryforwards, respectively, a portion of which expires annually.

Management periodically evaluates all evidence both positive and negative in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is required. The vast majority of the Company’s taxable subsidiaries continue to accumulate deferred tax assets that on a more likely than not basis will not be realized. A full valuation allowance continues to be maintained on these taxable subsidiaries. Along with other previous transfers of the Company’s interests, the Company believes the Recapitalization Transactions in June 2019 caused an “ownership change” for income tax purposes, which significantly limits the Company’s ability to use NOLs and certain other tax assets to offset future taxable income. The valuation allowance increased in 2019 due to management’s evaluation of the future limitation on the Company’s ability to offset future deferred tax liabilities with net operating loss carryovers and certain other deferred tax assets. The valuation allowance increased in 2018 due to increases in deferred tax assets that are not more likely than not expected to be realized.

At December 31, 2019, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believed it was more likely than not that the Company will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

In accordance with applicable accounting standards, the Company recognizes only the impact of income tax positions that, based upon their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. At December 31, 2019 and 2018, the Company had no material uncertain tax positions.

The Company is not currently under tax examination by any federal jurisdictions or state income tax jurisdictions. In general, the federal statute of limitations and certain state statutes of limitations are open from 2016 forward. For entities with net operating loss carryovers the statute of limitations is extended to 2013 to the extent of the net operating loss carryover.

13.	DEFERRED REVENUES AND COSTS

The Company defers revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Company recognizes deferred merchandise and service revenues as customer contract liabilities within long-term liabilities on its consolidated balance sheets. The Company recognizes deferred direct costs associated with pre-need cemetery merchandise and service revenues as deferred selling and obtaining costs within long-term assets on its consolidated balance sheets. The Company also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts. Such costs are recognized when the associated performance obligation is fulfilled based upon the net change in the customer contract liabilities. All other selling costs are expensed as incurred. Additionally, the Company has elected the practical expedient of not recognizing incremental costs to obtain a contract as incurred, as the associated amortization period is typically one year or less.

Deferred revenues and related costs consisted of the following (in thousands):

	December 31, 2019	December 31, 2018

Deferred contract revenues	$837,190	$835,922
Deferred merchandise trust revenue	104,304	92,718
Deferred merchandise trust unrealized gains (losses)	7,881	(9,034)
Deferred revenues	$949,375	$919,606
Deferred selling and obtaining costs	$114,944	$113,644

For the years ended December 31, 2019 and 2018, the Company recognized $64.1 million and $58.7 million, respectively, of the customer contract liabilities balance that existed at December 31, 2018 and 2017, respectively, as revenue.

The components of the customer contract liabilities, net in the Company’s consolidated balance sheets at December 31, 2019 and December 31, 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018

Customer contract liabilities, gross	$974,927	$943,028
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts	(25,552)	(23,422)
Customer contract liabilities, net	$949,375	$919,606

The Company expects to service approximately 55% of its deferred revenue that existed at December 31, 2019 and 2018 in the first 4-5 years and approximately 80% of its deferred revenue that existed at December 31, 2019 and 2018 within 18 years. The Company cannot estimate the period when it expects its remaining performance obligations will be recognized, because certain performance obligations will only be satisfied at the time of death.

14. LONG-TERM INCENTIVE PLAN

The Board previously adopted the StoneMor Partners L.P. 2014 Long-Term Incentive Plan (the “2014 Plan”). Effective August 22, 2018, the Board amended and restated the 2014 Plan (the “2018 Plan”). On March 27, 2019, the Board amended and restated the 2018 Plan (the “2019 Plan”) to (i) increase the number of common units of the Company reserved for issuance under the 2019 Plan and (ii) make certain other clarifying changes and updates to the 2019 Plan. The 2019 Plan permitted the grant of awards covering a total of 4,000,000 common units of the Company. A “unit” under the 2019 Plan was defined as a common unit of the Company and such other securities as may be substituted or resubstituted for common units of the Company, including but not limited to shares of the Company’s common stock.

On December 18, 2019, the Board approved the first amendment to the 2019 Plan, which permits the grant of awards covering a total of 8,500,000 common units of the Company. On December 31, 2019, the Board approved the assumption of the 2019 Plan and all outstanding awards thereunder by the Company in connection with the C-Corporation Conversion. The 2019 Plan is intended to promote the interests of the Company by providing to employees, consultants and directors of the Company incentive compensation awards to encourage superior performance and enhance the Company’s ability to attract and retain the services of individuals who are essential for its growth and profitability and to encourage them to devote their best efforts to advancing the Company’s business.

Phantom unit and restricted unit awards

On April 15, 2019, the Compensation, Nominating and Governance Committee (the “Compensation Committee”) approved the award of 1,015,047 phantom unit awards consisting of 494,421 phantom units subject to time-based vesting (“TVUs”) and 520,626 phantom units subject to performance-based vesting (“PVUs”) to certain members of the Company’s senior management.

 The TVUs had a vesting period equal to three equal annual installments on each April 3 (or first business day thereafter) commencing on April 3, 2020. The PVUs vested based on the extent, if any, to which the Compensation Committee determines that the performance conditions established by the Compensation Committee for calendar years 2019, 2020 and 2021 have been achieved or waived in writing, as follows:

•

if the “threshold” performance condition with respect to a calendar year has been achieved or waived but not the “target” condition, then 25% of the PVUs subject to vesting with respect to such year (rounded down to the nearest whole phantom unit) shall vest;

•	if the “target” performance condition with respect to a calendar year has been achieved or waived, then 50% of the PVUs subject to vesting with respect to such year shall vest; and
•	if the “maximum” performance condition with respect to a calendar year has been achieved or waived, then 100% of the PVUs subject to vesting with respect to such year shall vest.

Also on April 15, 2019, an additional 275,000 restricted units were awarded to an officer of the Company pursuant to his employment agreement that were scheduled to vest in equal quarterly installments over a four year period commencing July 15, 2019, the three month anniversary of the grant date.

The Recapitalization Transactions, described in Note 1 General, resulted in a Change of Control as defined in the 2019 Plan. The Change of Control accelerated the vesting of certain awards, including all those granted on April 15, 2019, resulting in the immediate vesting of 1,351,493 phantom and restricted units. These awards were net settled with 376,351 units withheld to satisfy the participants’ tax withholding obligations, resulting in a net number of 975,142 common units to be issued. The Company recognized $2.2 million in stock-based compensation expense related to this accelerated vesting. These units were delivered in the third quarter of 2019.

In addition, an aggregate of 238,554 phantom units issued under the LTIP and held in deferred compensation accounts for certain directors that either became payable as a result of the Recapitalization Transactions or had previously become payable were issued in the third quarter of 2019.

A rollforward of phantom unit and restricted unit awards as of December 31, 2019 is as follows:

	Number of Phantom Unit and Restricted Unit Awards	Weighted Average Grant Date Fair Value

Total non-vested at December 31, 2018	1,029,638	$7.49
Units issued	1,381,572	2.86
Units vested	(1,819,131)	5.16
Units forfeited	(32,861)	6.68
Total non-vested at December 31, 2019	559,218	$3.67

For the years ended December 31, 2019 and 2018, the Company recognized $3.6 million and $2.4 million, respectively, of non-cash stock compensation expense related to phantom unit and restricted unit awards into earnings. As of December 31, 2019, total unamortized compensation cost related to unvested restricted stock awards was $0.5 million, which the Company expects to recognize over the remaining weighted-average period of 2.75 years.

Non-qualified stock options

On December 18, 2019, the Compensation Committee approved the granting of unit options to employees of the Company, including certain members of senior management to purchase an aggregate of 5.5 million common units at an exercise price of $1.20 per unit. The option awards vest in three equal annual installments on each December 18 (or first business day thereafter) commencing on December 18, 2020, provided that the recipient remains employed by the Company. The Company measured the option awards at their grant-date fair value utilizing the Black-Scholes model and will recognize stock compensation expense on a straight-line basis over the weighted-average service period, which is expected to be three years. The option awards expire no later than 10 years from the date of grant.

A rollforward of stock options as of December 31, 2019 is as follows:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price

Total outstanding at December 31, 2018	—	$—	$—
Options granted	5,500,000	0.34	1.20
Options exercisable	—	—	—
Options exercised	—	—	—
Options forfeited	—	—	—
Options expired	—	—	—
Total outstanding at December 31, 2019	5,500,000	$0.34	$1.20

For the years ended December 31, 2019 and 2018, non-cash stock compensation expense related to stock options was not material. As of December 31, 2019, total unrecognized compensation cost related to unvested stock options was $1.9 million, which the Company expects to recognize over the remaining weighted-average period of 3 years.

Assumptions used in calculating the fair value of the stock options granted during the year are summarized below:

2019
Valuation assumptions:
Expected dividend yield	None
Expected volatility	23.41%
Expected term (years)	6.0
Risk-free interest rate	1.78%
Weighted average:
Exercise price per stock option	$1.20
Market price per share	$1.23
Weighted average fair value per stock option	$0.34

15.COMMITMENTS AND CONTINGENCIES

Legal

The Partnership remains subject to state law derivative claims that certain of the Partnership’s officers and directors breached their fiduciary duty to the Partnership and its unitholders. The Company could also become subject to additional claims and legal proceedings relating to the factual allegations made in these actions. While management cannot reasonably estimate the potential exposure in these matters at this time, if we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs, subject to certain insurance coverages. Management has determined that, based on the status of the claims and legal proceedings against the Company, the amount of the potential losses cannot be reasonably estimated at this time. These actions are summarized below.

•

Bunim v. Miller, et al., No. 2:17-cv-519-ER, pending in the United States District Court for the Eastern District of Pennsylvania, and filed on February 6, 2017. The plaintiff in this case brought, derivatively on behalf of the Partnership, claims that the officers and directors of the Partnership’s general partner aided and abetted in breaches of the general partner’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings, by allegedly failing to clearly disclose the use of proceeds from debt and equity offerings, and by allegedly approving unsustainable distributions. The plaintiff also claims that these actions and misrepresentations give rise to causes of action for gross mismanagement, unjust enrichment, and (in connection with a purportedly misleading proxy statement filed in 2014) violations of Section 14(a) of the Securities Exchange Act of 1934. The derivative plaintiff seeks an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as general compliance and governance changes. This case has been stayed, by the agreement of the parties, provided that either party may terminate the stay on 30 days' notice.

•

Muth v. StoneMor G.P. LLC, et al., December Term, 2016, No. 1196 and Binder v. StoneMor G.P. LLC, et al., January Term, 2017, No. 4872, both pending in the Court of Common Pleas for Philadelphia County, Pennsylvania, and filed on December 20, 2016 and February 3, 2017, respectively. In these cases, the plaintiffs brought, derivatively on behalf of the Partnership, claims that the officers and directors of the Partnership’s general partner aided and abetted in breaches of the general partner’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings and by failing to clearly disclose the use of proceeds from debt and equity offerings, as well as approving unsustainable distributions. The plaintiffs also claim that these actions and misrepresentations give rise to a cause of action for unjust enrichment. The derivative plaintiffs seek an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as alterations to the procedures for electing members to the board of the Partnership’s general partner, and other compliance and governance changes. These cases have been consolidated and stayed, by the agreement of the parties, pending final resolution of the motion to dismiss filed in the Anderson case, which has now been dismissed. In November 2019, the court issued a dormant case notice under which the plaintiffs were required to file a statement of intent to proceed by January 21, 2020. The plaintiffs have not filed any such notice, and we anticipate that the court will dismiss this case for failure to proceed in the near future.

The Partnership had also been subject to consolidated class actions in the United States District Court for the Eastern District of Philadelphia alleging various violations under the Exchange Act. Anderson v. StoneMor Partners, LP, et al., No. 2:16-cv-6111, filed on November 21, 2016, and consolidated with Klein v. StoneMor Partners, LP, et al., No. 2:16-cv-6275, filed on December 2, 2016. On October 31, 2017, the court granted defendants’ motion to dismiss the complaint and entered judgment dismissing the case on November 30, 2017. On June 20, 2019, the United States Court of Appeals for the Third Circuit affirmed the dismissal of the case and the plaintiffs did not seek discretionary review of that decision before the United States Supreme Court, thereby terminating the case.

On December 11, 2019, the Company entered into a settlement with the SEC with respect to alleged violations of the reporting, books and records, internal accounting controls and related provisions of the federal securities laws that occurred prior to 2017 under the Company’s former management team (the “Settlement”). Pursuant to the terms of the Settlement, which resolved the matters that were the subject of the previously reported investigation by the SEC’s Enforcement Division, and without admitting or denying the findings in the Settlement: (i) the Company and GP Holdings consented to a cease and desist order with respect to violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and the regulations promulgated thereunder, and (ii) GP Holdings agreed to pay a civil penalty of $250,000, which was paid with the proceeds of an intercompany loan.

The Company is party to other legal proceedings in the ordinary course of its business, but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows. The Company carries insurance with coverage and coverage limits that it believes to be customary in the cemetery and funeral home industry. Although there can be no assurance that such insurance will be sufficient to protect the Company against all contingencies, Management believes that the insurance protection is reasonable in view of the nature and scope of the Company’s operations.

Other

In connection with the Partnership’s 2014 lease and management agreements with the Archdiocese of Philadelphia, it has committed to pay aggregate fixed rent of $36.0 million in the following amounts:

Lease Years 1-5 (May 28, 2014-May 31, 2019)	None
Lease Years 6-20 (June 1, 2019-May 31, 2034)	$1,000,000 per Lease Year
Lease Years 21-25 (June 1, 2034-May 31, 2039)	$1,200,000 per Lease Year
Lease Years 26-35 (June 1, 2039-May 31, 2049)	$1,500,000 per Lease Year
Lease Years 36-60 (June 1, 2049-May 31, 2074)	None

The fixed rent for lease years six through 11, an aggregate of $6.0 million, is deferred. If prior to May 31, 2025, the Archdiocese terminates the agreements in accordance with their terms during lease year 11 or the Company terminates the agreements as a result of a default by the Archdiocese, the Company is entitled to retain the deferred fixed rent. If the agreements are not terminated, the deferred fixed rent will become due and payable on or before June 30, 2025.

16.	EXIT AND DISPOSAL ACTIVITIES

On January 31, 2019, the Company announced a profit improvement initiative as part of its ongoing organizational review. This profit improvement initiative was intended to further integrate, streamline and optimize the Company’s operations. As part of this profit improvement initiative, during 2019 the Company undertook certain cost reduction initiatives, which included a reduction of approximately 200 positions of its workforce within its field operations and corporate functions in its headquarters located in Trevose, Pennsylvania. The Company recognized severance expense of $1.5 million for this reduction in workforce, which is included in Cemetery expense, Funeral home services expense and Corporate overhead in the accompanying consolidated statement of operations for the year ended December 31, 2019. The following table summarizes the activity in the severance liability recognized for this reduction in workforce in the accompanying consolidated balance sheet as of December 31, 2019, by reportable segment (in thousands):

	Cemetery Operations	Funeral Home Operations	Corporate	Consolidated
Balance at January 1, 2019	$—	$—	$—	$—
Accruals	935	25	583	1,543
Cash payments	(849)	(25)	(519)	(1,393)
Balance at December 31, 2019	$86	$—	$64	$150

The Company expects to settle the remaining severance liability for this reduction in workforce during the first quarter of 2020, and it does not expect to incur any additional charges related to this reduction in workforce.

17.	LEASES

The Company leases a variety of assets throughout its organization, such as office space, funeral homes, warehouses and equipment. In addition the Company has a sale-leaseback related to one of its warehouses. Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements with an initial term of more than 12 months, the Company measures the lease liability at the present value of the sum of the remaining minimum rental payments, which exclude executory costs.

Certain leases provide the Company with the option to renew for additional periods, with renewal terms that can extend the lease term for periods ranging from 1 to 30 years. The exercise of lease renewal options is at the Company’s sole discretion, and the Company is only including the renewal option in the lease term when the Company can be reasonably certain that it will exercise the renewal options. The Company does have residual value guarantees on the finance leases for its vehicles, but no residual guarantees on any of its operating leases.

Certain of the Company’s leases have variable payments with annual escalations based on the proportion by which the consumer price index (“CPI”) for all urban consumers increased over the CPI index for the prior comparative year.

The Company has the following balances recorded on its consolidated balance sheet as of December 31, 2019 related to leases (in thousands):

December 31, 2019
Assets:
Operating	$10,570
Finance	5,685
Total ROU assets(1)	$16,255
Liabilities:
Current
Operating	$2,022
Finance	1,200
Long-term
Operating	11,495
Finance	4,302
Total lease liabilities(2)	$19,019
(1)	The Company’s ROU operating assets and finance assets are presented within Other assets and Property and equipment, net of accumulated depreciation, respectively in its consolidated balance sheet.
(2)	The Company’s current and long-term lease liabilities are presented within Accounts payable and accrued liabilities and Other long-term liabilities, respectively, in its consolidated balance sheet.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The weighted average borrowing rates for operating and finance leases were 9.9% and 8.5%, respectively as of December 31, 2019.

The components of lease expense were as follows (in thousands):

		Year ended December 31, 2019
Lease cost	Classification
Operating lease costs(1)	General and administrative expense	$3,628
Finance lease costs
Amortization of leased assets	Depreciation and Amortization	1,282
Interest on lease liabilities	Interest expense	495
Short-term lease costs(2)	General and administrative expense	—
Net Lease costs		$5,405
(1)	The Company includes its variable lease costs under operating lease costs as these variable lease costs are immaterial.
(2)	The Company does not have any short-term leases with lease terms greater than one month.

Maturities of the Company’s lease labilities as of December 31, 2019, per ASC 842, Leases, were as follows (in thousands):

Year ending December 31,	Operating	Finance
2020	$3,283	$1,759
2021	2,783	1,838
2022	2,455	2,026
2023	2,190	708
2024	2,046	106
Thereafter	6,348	—
Total	$19,105	$6,437
Less: Interest	(5,588)	(935)
Present value of lease liabilities	$13,517	$5,502

Minimum lease commitments remaining under the Company’s operating leases and capital leases, per ASC 840, Leases, as of December 31, 2018 were as follows (in thousands):

Year ending December 31,	Operating	Capital
2019	$4,349	$1,499
2020	2,765	1,196
2021	2,130	949
2022	1,539	558
2023	1,184	89
Thereafter	5,737	—
Total	$17,704	$4,291
Less: Interest		(875)
Present value of lease liabilities		$3,416

Operating and finance lease payments include $3.3 million related to options to extend lease terms that are reasonably certain of being exercised and $2.0 million related to residual value guarantees. The weighted-average remaining lease term for the Company’s operating and finance leases was 7.1 years and 2.8 years, respectively, as of December 31, 2019.

As of December 31, 2019, the Company had one additional operating lease that has not yet commenced, which was valued at $0.1 million, but did not have any lease transactions with its related parties. In addition, as of December 31, 2019, the Company had not entered into any new sale-leaseback arrangements.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Management has established a hierarchy to classify the inputs used to measure the Company’s financial instruments at fair value, pursuant to which the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs represent market data obtained from independent sources; whereas, unobservable inputs reflect the Company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The hierarchy defines three levels of inputs that may be used to measure fair value:

•	Level 1 – Unadjusted quoted market prices in active markets for identical, unrestricted assets or liabilities that the reporting entity has the ability to access at the measurement date.
•

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the same contractual term of the asset or liability.

•

Level 3 – Unobservable inputs based on the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

The carrying value of the Company’s current assets and current liabilities on its consolidated balance sheets approximated or equaled their estimated fair values due to their short-term nature or imputed interest rates.

Recurring Fair Value Measurement

At December 31, 2019 and 2018, the two financial instruments measured by the Company at fair value on a recurring basis were its merchandise and perpetual care trusts, which consist of investments in debt and equity marketable securities and cash equivalents that are carried at fair value and are classified as either Level 1 or Level 2. For further details, see Note 7 Merchandise Trusts and Note 8 Perpetual Care Trusts of this Annual Report.

Where quoted prices are available in an active market, securities are classified as Level 1 investments pursuant to the fair value measurement hierarchy. Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating and tax-exempt status. These securities are classified as Level 2 investments pursuant to the fair value measurements hierarchy. Certain investments in the merchandise and perpetual care trusts are excluded from the fair value leveling hierarchy in accordance with GAAP. These funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy.

Non-Recurring Fair Value Measurement

The Company may be required to measure certain assets and liabilities at fair value, such as its indefinite-lived assets and long-lived assets, on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from impairment charges. As of December 31, 2019, the Company adjusted the fair value of two of its funeral homes sold in 2019 to mark them down to the selling prices which were lower than the carrying value of the funeral homes on the Company’s consolidated balance sheets The resulting impairment charges were recorded in Other losses, net in the accompanying consolidated statement of operations during the year ended December 31, 2019. As the Company’s determination of the fair value of these assets were based on the quoted prices the Company received from the sellers, these assets held for sale were classified as Level 1 in the fair value hierarchy.

Other Financial Instruments

The Company’s other financial instruments at December 31, 2019 consisted of its Senior Secured Notes (see Note 10 Long-Term Debt of this Annual Report) and at December 31, 2018 consisted of its Senior Notes and outstanding borrowings under its revolving credit facility. Both these financial instruments are classified as Level 1 in the fair value hierarchy, as their fair value measurements are based on quoted market prices, obtained from Bloomberg, specific to the Company’s outstanding borrowings.

•	At December 31, 2019, the estimated fair value of the Company’s Senior Secured Notes was $383.2 million, based on trades made on that date, compared with the carrying amount of $392.8 million.
•	At December 31, 2018, the estimated fair value of the Company’s Senior Notes was $162.5 million, based on trades made on that date, compared with the carrying amount of $173.6 million.

Credit and Market Risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of its cash and cash equivalents, trade receivables, merchandise trusts and perpetual care trusts.

The Company’s cash balances on deposit with financial institutions totaled $34.9 million and $18.1 million as of December 31, 2019 and 2018, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.

As of December 31, 2019 and 2018, the majority of the Company’s trade receivables were long-term trade account receivables, which typically consisted of interest-bearing installment contracts not to exceed 60 months. Significant customers are those that individually account for greater than 10% of the Company’s consolidated revenue or total accounts receivable. Due to the inherent nature of the Company’s business and consumer make-up, there were no customers whose trade receivables with the Company represented more than 10% of the Company’s total accounts receivable as of December 31, 2019 and 2018. The Company mitigates the credit risk associated with its long-term trade account receivables by performing credit evaluations and monitoring the payment patterns of its customers. Management continually evaluates customer receivables for impairment based on historical experience, including the age of the receivables and the customers’ payment pattern. The Company has a process in place to collect all receivables within 30 to 60 days of aging. As of December 31, 2019 and 2018, the Company had $5.9 million and $4.9 million, respectively, in allowance for doubtful accounts, based on historical cancellation rate trends. The Company wrote off $6.6 million and $9.3 million in bad debts during the years ended December 31, 2019 and 2018.

The Company’s merchandise and perpetual care trusts are invested in assets, such as individual equity securities and closed and open-ended mutual funds, with the primary objective of maximizing income and distributable cash flow for trust distributions, while maintaining an acceptable level of risk. Certain asset classes in which the Company invests for the purpose of maximizing yield are subject to an increased market risk. This increased market risk creates volatility in the unrealized gains and losses of the trust assets from period to period. For further details of the market risk to which the Company’s merchandise and perpetual care trusts are subjected, see Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company purchases comprehensive general liability, professional liability, automobile liability and workers’ compensation insurance coverages structured with high deductibles. While these high-deductible insurance programs mean the Company is primarily self-insured for claims and associated costs and losses covered by these policies, it is possible that insurers could seek to avoid or be financially unable to meet their obligations under, or a court may decline to enforce such provisions of, the Company’s insurance programs.

19.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s Senior Secured Notes are guaranteed by the Company’s 100% owned subsidiaries, other than the co-issuers, (except as to each other’s obligations thereunder), as described in Note 10 Long-Term Debt. The guarantees are full, unconditional, joint and several. The Partnership and Cornerstone Family Services of West Virginia Subsidiary Inc. (“CFS West Virginia”) are the co-issuers of the Senior Secured Notes. As of December 31, 2019, StoneMor Inc. is also a guarantor of the Senior Secured Notes.

In accordance with the disclosures made in Note 1 General, Basis of Presentation and Principles of Consolidation of this Annual Report, StoneMor Inc. is the “Parent” for the consolidated financial statements presented as of and for the year ended December 31, 2019, while the Partnership is the “Parent” for the consolidated financial statements presented as of and for the year ended December 31, 2018. The Company’s consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 include the accounts of cemeteries operated under long-term leases, operating agreements and management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Company. The Company’s consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

The financial information presented below reflects the Company’s standalone accounts, the combined accounts of the co-issuers, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Company’s consolidated accounts as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018. For the purpose of the following financial information, the Company’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2019	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$—	$33,553	$1,314		$34,867
Restricted cash	—	—	—	21,900	—		21,900
Assets held for sale	—	—	—	23,858	—		23,858
Other current assets	—	—	3,497	62,686	11,531		77,714
Total current assets	—	—	3,497	141,997	12,845	—	158,339
Long-term accounts receivable	—	—	2,557	63,124	9,868		75,549
Cemetery and funeral home property and equipment	—	—	609	391,626	31,770		424,005
Merchandise trusts	—	—	—	—	517,192		517,192
Perpetual care trusts	—	—	—	—	343,619		343,619
Deferred selling and obtaining costs	—	—	5,654	91,243	18,047		114,944
Intangible assets	—	—	—	136	56,110		56,246
Other assets	—	—	—	26,907	2,567		29,474
Investments in and amounts due from affiliates eliminated upon consolidation	—	301,531	—	648,359	—	(949,890)	—
Total assets	$—	$301,531	$12,317	$1,363,392	$992,018	$(949,890)	$1,719,368
Liabilities and Owners' Equity
Current liabilities	—	—	161	74,674	1,466		76,301
Long-term debt, net of deferred financing costs	—	301,531	66,239	193	—		367,963
Deferred revenues	—	—	33,349	802,528	113,498		949,375
Perpetual care trust corpus	—	—	—	—	343,619		343,619
Other long-term liabilities	—	—	—	68,227	16,373		84,600
Investments in and amounts due to affiliates eliminated upon consolidation	102,490	102,490	183,611	367,770	567,666	(1,324,027)	—
Total liabilities	102,490	404,021	283,360	1,313,392	1,042,622	(1,324,027)	1,821,858
Owners' equity	(102,490)	(102,490)	(271,043)	50,000	(50,604)	374,137	(102,490)
Total liabilities and owners' equity	$—	$301,531	$12,317	$1,363,392	$992,018	$(949,890)	$1,719,368

CONDENSED CONSOLIDATING BALANCE SHEET (continued)

December 31, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$16,298	$1,849	$—	$18,147
Assets held for sale	—	—	757	—	—	757
Other current assets	—	3,718	64,167	11,527	—	79,412
Total current assets	—	3,718	81,222	13,376	—	98,316
Long-term accounts receivable	—	3,118	71,708	12,322	—	87,148
Cemetery and funeral home property and equipment	—	806	409,497	33,550	—	443,853
Merchandise trusts	—	—	—	488,248	—	488,248
Perpetual care trusts	—	—	—	330,562	—	330,562
Deferred selling and obtaining costs	—	5,511	89,689	18,444	—	113,644
Goodwill and intangible assets	—	—	25,676	60,607	—	86,283
Other assets	—	—	19,401	2,926	—	22,327
Investments in and amounts due from affiliates eliminated upon consolidation	57,835	(4,626)	539,997	—	(593,206)	—
Total assets	$57,835	$8,527	$1,237,190	$960,035	$(593,206)	$1,670,381
Liabilities, Redeemable Convertible Preferred Units and Partners’ Capital (Deficit)
Current liabilities	$—	$184	$60,216	$1,400	$—	$61,800
Long-term debt, net of deferred financing costs	68,453	105,160	146,635	—	—	320,248
Deferred revenues	—	32,147	775,657	111,802	—	919,606
Perpetual care trust corpus	—	—	—	330,562	—	330,562
Other long-term liabilities	—	—	33,553	15,230	—	48,783
Due to affiliates	—	—	173,613	543,543	(717,156)	—
Total liabilities	68,453	137,491	1,189,674	1,002,537	(717,156)	1,680,999
Redeemable convertible preferred units	—	—	—	—	—	—
Partners’ capital (deficit)	(10,618)	(128,964)	47,516	(42,502)	123,950	(10,618)
Total liabilities, redeemable convertible preferred units and partners’ capital (deficit)	$57,835	$8,527	$1,237,190	$960,035	$(593,206)	$1,670,381

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2019	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$—	$5,041	$242,339	$49,068	$(6,926)	$289,522
Total costs and expenses	—	—	(15,181)	(285,292)	(54,610)	6,926	(348,157)
Other losses, net	—	—	(46)	(5,761)	(2,299)	—	(8,106)
Net loss from equity investment in subsidiaries	(151,942)	(125,840)	(120,653)	—	—	398,435	—
Interest expense	—	(25,164)	(10,505)	(11,726)	(1,124)	—	(48,519)
Loss on debt extinguishment	—	(938)	(1,441)	(6,099)	—	—	(8,478)
Income (loss) from operations before income taxes	(151,942)	(151,942)	(142,785)	(66,539)	(8,965)	398,435	(123,738)
Income tax expense	—	—	—	(28,204)	—	—	(28,204)
Net income (loss)	$(151,942)	$(151,942)	$(142,785)	$(94,743)	$(8,965)	$398,435	$(151,942)

Year Ended December 31, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$6,382	$266,550	$52,271	$(9,077)	$316,126
Total costs and expenses	—	(13,666)	(285,578)	(58,349)	9,077	(348,516)
Other loss	—	(445)	(9,510)	(1,549)	—	(11,504)
Net loss from equity investment in subsidiaries	(63,084)	(54,573)	—	—	117,657	—
Interest expense	(5,434)	(8,348)	(15,787)	(1,033)	—	(30,602)
Income (loss) from continuing operations before income taxes	(68,518)	(70,650)	(44,325)	(8,660)	117,657	(74,496)
Income tax benefit	—	—	1,797	—	—	1,797
Net income (loss)	$(68,518)	$(70,650)	$(42,528)	$(8,660)	$117,657	$(72,699)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2019	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$280	$(1,662)	$(935)	$(35,669)	$(37,986)
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	—	(232)	(644)	713	—	(163)
Payments to affiliates	—	(390,238)	(73,087)	—	—	463,325	—
Net cash used in investing activities	—	(390,238)	(73,319)	(644)	713	463,325	(163)
Cash Flows From Financing Activities:
Payments from affiliates	—	—	—	427,656	—	(427,656)	—
Proceeds from issuance of redeemable convertible preferred units, net	—	57,500	—	—	—	—	57,500
Net borrowings and repayments of debt	—	332,738	73,039	(367,746)	(313)	—	37,718
Other financing activities	—	—	—	(18,449)	—	—	(18,449)
Net cash used in financing activities	—	390,238	73,039	41,461	(313)	(427,656)	76,769
Net increase (decrease) in cash and cash equivalents and restricted cash	—	—	—	39,155	(535)	—	38,620
Cash and cash equivalents and restricted cash— Beginning of period	—	—	—	16,298	1,849	—	18,147
Cash and cash equivalents and restricted cash— End of period	$—	$—	$—	$55,453	$1,314	$—	$56,767

Year Ended December 31, 2018	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$370	$39,942	$(73)	$(13,782)	$26,457
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(370)	(11,510)	(683)	—	(12,563)
Net cash used in investing activities	—	(370)	(11,510)	(683)	—	(12,563)
Cash Flows From Financing Activities:
Cash distributions	—	—	—	—	—	—
Payments to affiliates	—	—	(13,782)	—	13,782	—
Proceeds from issuance of redeemable convertible preferred units, net	—	—	—	—	—	—
Net borrowings and repayments of debt	—	—	1,387	—	—	1,387
Other financing activities	—	—	(3,955)	—	—	(3,955)
Net cash used in financing activities	—	—	(16,350)	—	13,782	(2,568)
Net decrease in cash and cash equivalents	—	—	12,082	(756)	—	11,326
Cash and cash equivalents—Beginning of period	—	—	4,216	2,605	—	6,821
Cash and cash equivalents—End of period	$—	$—	$16,298	$1,849	$—	$18,147

20.	SIGNIFICANT RISKS AND CONCENTRATIONS

The Company operates in two reportable segments: Cemetery Operations and Funeral Home Operations, with significant concentration in the Cemetery Operations segment. During the years ended December 31, 2019 and 2018, revenues from the Company’s Cemetery Operations represented 82% and 83% of the Company’s consolidated revenue, respectively. During the years ended December 31, 2019 and 2018, sales from the Company’s Cemetery Operations contributed 68% of the Company’s consolidated segment profit.

Although the death care business is relatively stable and predictable, the Company’s results of operations may be subject to seasonal fluctuations in deaths due to weather conditions and illness. Generally, more deaths occur during the winter months, primarily resulting from pneumonia and influenza. In addition, the Company generally performs fewer initial openings and closings in the winter, as the ground is frozen in many of the areas in which the Company operates. The Company may also experience declines in contracts written during the winter months due to inclement weather, which makes it more difficult for the Company’s sales staff to meet with customers.

For the year ended December 31, 2019, revenue from one location represented more than 10% of the Company’s consolidated revenue and revenue from five locations collectively represented approximately 49% of the Company’s consolidated revenue. For the year ended December 31, 2018, revenue from one location represented more than 10% of the Company’s consolidated revenue and revenue from six locations collectively represented approximately 52% of the Company’s consolidated revenue.

21.RELATED PARTIES

On February 4, 2019, the Partnership entered into the Eighth Amendment and Wavier to Credit Agreement with, among other parties, certain funds affiliated with Axar Capital Management, LP (collectively, the “Axar Lenders”) pursuant to which, among other things, the Axar Lenders agreed to provide an up to $35.0 million bridge financing in the form of a Tranche B Revolving Credit Facility (the “Tranche B Facility”). Borrowings under the financing arrangement including the Tranche B Facility were collateralized by a perfected first priority security interest in substantially all assets of the Partnership and the other borrowers thereunder held for the benefit of the existing Tranche A Revolving Lenders and bore interest at a fixed rate of 8.0%. Borrowings under the Tranche B Facility on original date thereof were subject to an original issue discount in the amount of $0.7 million, which was recorded as original issue discount, and the Partnership paid additional interest in the amount $0.7 million at the termination and payment in full of the financing arrangement, which will be accreted to interest expense over the term of the financing arrangement. As of the date of the transaction, funds and/or managed accounts for which Axar Capital Management, LP served as investment manager (collectively, the “Axar Vehicles”) beneficially owned approximately 19.5% of the Partnership’s outstanding common units. The highest outstanding principal amount under the Tranche B Facility during 2019 was $35.0 million, all of which was repaid (together with interest, including the original issue discount), in the amount of $2.2 million, in connection with the Recapitalization Transactions.

On June 27, 2019, the Axar Vehicles, David Miller and certain other investors (individually a “Purchaser” and collectively the “Purchasers”) and the Company entered into the Series A Preferred Unit Purchase Agreement (the “Series A Purchase Agreement” and the transactions contemplated thereby, the “Preferred Offering”) pursuant to which the Partnership sold to the Purchasers an aggregate of 52,083,333 of the Partnership’s Series A Preferred Units (the “Preferred Units”) at a purchase price of $1.1040 per Preferred Unit, reflecting an 8% discount to the liquidation preference of each preferred unit, for an aggregate purchase price of $57.5 million. The Axar Vehicles purchased an aggregate of 39,764,492 Preferred Units for an aggregate purchase price of $43.9 million and David Miller purchased an aggregate of 996,377 Preferred Units for an aggregate purchase price of $1.1 million. Immediately prior to consummation of the Preferred Offering, Andrew M. Axelrod, the sole member of Axar GP, LLC, the general partner of Axar Capital Management, LP, and Mr. Miller were appointed directors of the Partnership’s general partner.

On June 27, 2019, the Partnership also consummated a private placement of $385.0 million of 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024 to certain financial institutions (collectively with the Preferred Offering, the “Recapitalization Transactions”) pursuant to the terms of an indenture dated June 27, 2019 by and among the Company, Cornerstone Family Services of West Virginia Subsidiary, Inc. (collectively with the Company, the “Issuers”), certain direct and indirect subsidiaries of the Company (as guarantors), the initial purchasers party thereto and Wilmington Trust, National Association, as trustee. A portion of the net proceeds of the Recapitalization Transactions were used to repay the outstanding principal balance of and accrued and unpaid interest on the Tranche B Facility with the Axar Lenders.

On October 25, 2019, the Partnership completed the Rights Offering. In accordance with the terms of the Preferred Units as set forth in the Partnership’s Third Amended and Restated Agreement of Limited Partnership dated as of June 27, 2019, the gross proceeds from the Rights Offering were used to redeem an aggregate of 3,039,380 Preferred Units at a redemption price of $1.20 per Preferred Unit, including (i) 1,921,315 Preferred Units redeemed from the Axar Vehicles for an aggregate redemption price of $2,305,578 and (ii) 90,432 Preferred Units redeemed from the David Miller for an aggregate redemption price of $108,518. In addition, Messrs. Redling and Negrotti participated and acquired 422,341 and 7,519 common units, respectively, in the Rights Offering.
In December 2019, the Company purchased a $30 million participation in a $70 million new debt facility issued by Payless Holdings LLC (“Payless”). Funds and accounts affiliated with Axar also invested $20 million in this facility. The investment was initially proposed by the Company’s Chairman of the Board, Mr. Axelrod and subsequently approved by the Board. The Axar funds controlled by Mr. Axelrod own approximately 30% of the equity of Payless, and Mr. Axelrod serves on Payless’

board of directors. The Company’s investment in Payless represents approximately 4% of the total fair market value of all of the Company’s trusts as of December, 31, 2019.

As of March 1, 2020, Axar beneficially owned 52.4% of the Company’s outstanding common stock, which constituted a majority of the Company’s outstanding common stock. As a result, the Company is a “controlled company” within the meaning of NYSE corporate governance standards. For discussion of certain risks and uncertainties attributable to the Company being a controlled company, see Part I, Item 1A. Risk Factors of this Annual Report. For discussion on the security ownership of certain beneficial owners, directors and executives of the Company, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report.

On April 1, 2020 and April 3, 2020, the Company entered into the Axar Commitment and the 2020 Preferred Purchase Agreement, respectively, with Axar and funds or accounts under its management, respectively. For further details, see Note 26 Subsequent Events of this Annual Report.

22.ASSETS HELD FOR SALE

In October 2019, the Company committed to the Oakmont Sale (defined within) for an aggregate cash purchase price of $33.0 million, which was then consummated in January 2020. As such, the Company classified all assets and liabilities associated with the Oakmont Sale as Assets held for sale on its consolidated balance sheet as of December 31, 2019. The Company also had other immaterial assets and liabilities that met the assets held for sale criteria as of December 31, 2019. The following table summarizes the assets and liabilities that have been classified as Assets held for sale on the Company’s consolidated balance sheets as of December 31, 2019 and 2018:

	December 31,			December 31,
	2019			2018
	Oakmont	Other	Total	Other
Assets
Current assets:
Accounts receivable, net of allowance	$580	$—	$580	$—
Prepaid expenses	34	—	34	—
Other current assets	35	—	35	—
Total current assets held for sale	649	—	649	—

Long-term accounts receivable, net of allowance	3,194	—	3,194	—
Cemetery property	5,811	350	6,161	350
Property and equipment, net of accumulated depreciation	2,762	150	2,912	407
Merchandise trusts, restricted, at fair value	6,673	—	6,673	—
Perpetual care trusts, restricted, at fair value	2,470	—	2,470	—
Deferred selling and obtaining costs	1,388	—	1,388	—
Other assets	411	—	411	—
Total assets held for sale	$23,358	$500	$23,858	$757

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$102	$—	$102	$—
Current portion, long-term debt	36	—	36	—
Other current liabilities	5,000	—	5,000
Total current liabilities held for sale	5,138	—	5,138	—

Deferred revenues	12,856	—	12,856	—
Perpetual care trust corpus	2,470	—	2,470	—
Other long-term liabilities	204	—	204	—
Total liabilities held for sale	20,668	—	20,668	—
Net assets held for sale	$2,690	$500	$3,190	$757

23.	SEGMENT INFORMATION

Management operates the Company in two reportable operating segments: Cemetery Operations and Funeral Home Operations. These operating segments reflect the way the Company manages its operations and makes business decisions. Management evaluates the performance of these operating segments based on interments performed, interment rights sold, pre-need cemetery and at-need cemetery contracts written, revenue and segment profit (loss). As a percentage of revenue and assets, the Company’s major operations consist of its cemetery operations.

The following tables present financial information with respect to the Company’s segments (in thousands). Corporate costs represent those not directly associated with an operating segment, such as corporate overhead, interest expense and income taxes. Corporate assets primarily consist of cash and cash equivalents and restricted cash.

	Year Ended December 31,
	2019	2018
STATEMENT OF OPERATIONS DATA:
Cemetery Operations(1):
Revenues	$237,887	$261,935
Operating costs and expenses	(218,091)	(238,974)
Depreciation and amortization	(7,420)	(8,037)
Segment operating profit	$12,376	$14,924
Funeral Home Operations:
Revenues	51,635	54,191
Operating costs and expenses	(43,315)	(44,525)
Depreciation and amortization	(2,376)	(2,744)
Segment operating profit	$5,944	$6,922
Reconciliation of segment operating profit to net loss:
Cemetery Operations	12,376	14,924
Funeral Home Operations	5,944	6,922
Total segment profit	18,320	21,846
Corporate overhead	(51,107)	(53,281)
Corporate depreciation and amortization	(986)	(955)
Other losses, net	(8,106)	(11,504)
Loss on debt extinguishment	(8,478)	—
Loss on impairment of goodwill	(24,862)	—
Interest expense	(48,519)	(30,602)
Income tax (expense) benefit	(28,204)	1,797
Net loss	$(151,942)	$(72,699)

Exit and disposal activities
Cemetery Operations	$935	$—
Funeral Home Operations	25	—
Corporate	583	—
Total exit and disposal activities	$1,543	$—

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$4,871	$9,025
Funeral Home Operations	1,431	2,839
Corporate	115	308
Total capital expenditures	$6,418	$12,172

(1)	Segment operating profit for Cemetery Operations for the year ended December31, 2019 excludes the loss on impairment of goodwill recognized by the Company in 2019.

	December 31, 2019	December 31, 2018
BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,504,463	$1,509,947
Funeral Home Operations	148,310	136,064
Corporate	66,595	24,370
Total assets	$1,719,368	$1,670,381
Goodwill:
Cemetery Operations	$—	$24,862
Assets held for sale:
Cemetery Operations	$20,819	$349
Funeral Home Operations	3,039	408
Total assets held for sale	$23,858	$757
Disposed assets:
Cemetery Operations	$—	$18
Funeral Home Operations	110	586
Total disposed assets	$110	$604

24.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Company’s consolidated statements of cash flows (in thousands):

	Year ended December 31,
	2019	2018
Accounts Receivable
Pre-need/at-need contract originations (sales on credit)	(113,759)	$(126,199)
Cash receipts from sales on credit (post-origination)	105,126	130,697
Changes in accounts receivable, net of allowance	$(8,633)	$4,498
Customer Contract Liabilities
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$141,264	$146,279
Withdrawals of realized income from merchandise trusts during the period	8,537	15,582
Pre-need/at-need contract originations (sales on credit)	113,759	126,199
Undistributed merchandise trust investment earnings, net	13,389	(2,725)
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(9,555)	(9,618)
Recognized maturities of customer contracts collected as of end of period	(204,629)	(188,897)
Recognized maturities of customer contracts uncollected as of end of period	(26,109)	(49,415)
Changes in customer contract liabilities	$36,656	$37,405

25.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations data:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per unit data)
Year Ended December 31, 2019
Revenues	$71,469	$78,495	$73,151	$66,407
Gross loss(1)	(9,363)	(6,759)	(6,441)	(11,210)
Net loss (2)	(22,534)	(34,398)	(42,652)	(52,358)
Net loss per common share (basic and diluted)(2)	$(0.59)	$(0.87)	$(1.10)	$(1.23)
Year Ended December 31, 2018
Revenues	$77,945	$81,571	$73,185	$83,425
Gross loss(1)	(8,026)	(8,738)	(10,016)	(5,610)
Net loss (2)	(17,923)	(17,017)	(17,225)	(20,534)
General partner’s interest in net income (loss) for the period	(187)	(177)	(179)	(214)
Limited partners’ interest in net loss for the period	(17,736)	(16,840)	(17,046)	(20,320)
Net loss per common limited partner unit (basic and diluted)(2)	$(0.47)	$(0.44)	$(0.45)	$(0.54)
(1)	Gross profit (loss) is computed based upon total revenues less total costs and expenses per the consolidated statements of operations for each quarter.
(2)

Net loss per common share for the year ended December 31, 2019 and net loss per common limited partners unit for the year ended December 31, 2018 were computed independently for each quarter and the full year based upon respective weighted-average outstanding common shares or common limited partners unit. Therefore, the sum of the quarterly per common share or per common limited partners unit amounts for the year ended December 31, 2019 and 2018, respectively, may not equal the annual per share amounts.

26.	SUBSEQUENT EVENTS

Divestitures

In the fourth quarter of 2019, the Company launched an asset sale program designed to divest assets at attractive multiples, reduce debt levels and improve the Company’s cash flow and liquidity. Execution of this program has resulted in the following divestiture activity:

On January 3, 2020, the Company sold substantially all of the assets of Oakmont Memorial Park, Oakmont Funeral Home, Redwood Chapel, Inspiration Chapel and Oakmont Crematory located in California pursuant to the terms of an asset sale agreement (the “Oakmont Agreement”) with Carriage Funeral Holdings, Inc. for an aggregate cash purchase price of $33.0 million (the “Oakmont Sale”). The divested assets consisted of one cemetery, one funeral home and certain related assets. The Oakmont Sale resulted in a gain exceeding approximately $20.0 million for the Company, which it will recognize in its condensed consolidated statement of operations for the quarter ended March 31, 2020. For further details on the assets and liabilities the Company divested in connection with the Oakmont Sale, see Note 22 Assets Held for Sale of this Annual Report.

In March 2020, the Company entered into an asset sale agreement for the sale of substantially all of the assets of the cemetery, funeral establishment and crematory commonly known as Olivet Memorial Park, Olivet Funeral and Cremation Services and Olivet Memorial Park & Crematory (the “Olivet Agreement”) with Cypress Lawn Cemetery Association for a net cash purchase price of $24.3 million, subject to certain adjustments (the “Olivet Sale”). In addition, in March 2020, the Company entered into an asset sale agreement (the “California Agreement”) with certain entities owned by John Yeatman and Guy Saxton to sell substantially all of the Company’s remaining California properties, consisting of five cemeteries, six funeral establishments and four crematories (the “Remaining California Assets”) for a cash purchase price of $7.1 million, subject to certain closing adjustments (the “Remaining California Sale”).

In January 2020, the Company redeemed an aggregate $30.4 million of principal on the Senior Secured Notes, primarily using the net proceeds from the Oakmont Sale. Per the Indenture, the Company anticipates using the first $23.7 million of net proceeds from the Olivet Sale and the Remaining California Sale and 80% of the remaining net proceeds from the Olivet Sale along with 80% of the net proceeds from the Remaining California Sale to redeem additional portions of the outstanding Senior Secured Notes.

Discontinued Operations

The Company’s recently consummated Oakmont Sale and Olivet Sale and pending Remaining California Sale (collectively, the “Total California Sale”) meet the criteria in ASC 205, Discontinued Operations, to be presented as discontinued operations on the Company’s consolidated financial statements in its periodic filings beginning in fiscal year 2020, as the Total California Sale constitutes the disposal of a major geographical area in which the Company operates and as such represents a strategic shift that will have a major effect on the Company’s operations and financial results.

The Company will present the assets and liabilities associated with the Total California Sale separately in the asset and liability sections of its consolidated balance sheets and will report the results of operations of the above-mentioned divestitures separately in its consolidated statements of operations for all periods presented in its periodic filings beginning with its quarterly report on Form 10-Q for the quarter ending March 31, 2020.

COVID-19 and Business Interruption

The outbreak of COVID-19 in Wuhan, China in December 2019 has since reached pandemic proportions, posing a significant threat to the health and economic wellbeing of the Company’s employees, customers and vendors. Currently, the Company’s operations have been deemed essential by the state and local governments in which it operates, with the exception of Puerto Rico, and the Company is actively working with federal, state and local government officials to ensure that it continues to satisfy their requirements for offering the Company’s essential services. The operation of all of the Company’s facilities is critically dependent on the Company’s employees who staff these locations. To ensure the wellbeing of the Company’s employees and their families, the Company has provided every employee of the Company with detailed health and safety literature on COVID-19, such as the CDC’s industry-specific guidelines for working with the deceased who were and may have been infected with COVID-19, the Company’s procurement and safety teams have updated and developed new safety-oriented guidelines to support daily field operations and provided personal protection equipment to those employees whose positions necessitate them, and the Company has implemented work from home policies at the Company’s corporate office consistent with CDC guidance to reduce the risks of exposure to COVID-19 while still supporting the families that we serve.

The Company’s marketing and sales team has quickly responded to the sales challenges presented by the COVID-19 Pandemic by implementing virtual meeting options using a variety of web-based tools to ensure that the Company’s sales personnel can continue to connect with and meet the needs of the Company’s customers in a safe, effective and productive manner. Some of the Company’s locations have also started providing live video streaming of their funeral and burial services to customers, so that family and friends can connect virtually during their time of grief.

Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially; however, the Company cannot presently predict the scope and severity with which COVID-19 will impact the Company’s business, financial condition, results of operations and cash flows. As recently as early March 2020, the Company was experiencing sales growth for the first quarter of 2020, as compared to the first quarter of 2019. However, over the last two weeks, the Company has seen its pre-need sales activity decline as Americans practice social distancing. In addition, the Company’s pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. While the Company expects its pre-need sales to be challenged during the COVID 19 Pandemic, the Company believes the implementation of its virtual meeting tools is one of several key steps to mitigate this disruption. In addition, the Company expects that throughout this disruption its cemeteries and funeral homes will remain open and available to serve its families in all the locations in which it operates to the extent permitted by local authorities, with the exception of Puerto Rico.

Amendments to the Indenture and Capital Raise in 2020

On April 1, 2020, the Partnership and Cornerstone (collectively with the Partnership, the “Issuers”) and Wilmington Trust, National Association, as trustee, entered into the Third Supplemental Indenture (the “Supplemental Indenture”) to the Indenture. Pursuant to the terms of the Supplemental Indenture:

1.	The following financial covenants were amended:
a.

The Interest Coverage Ratio measurements at March 31, June 30 and September 30, 2020 were eliminated and replaced with a Minimum Operating Cash Flow covenant of $(25.0 million), $(35.0 million) and $(35.0 million), respectively;

b.	The required Interest Coverage Ratios at December 31, 2020, March 31, 2021 and June 30, 2021 were reduced to 0.00x, 0.75x and 1.10x, respectively, from 1.15x, 1.25x and 1.30x; and
c.	The Asset Coverage tests at March 31, June 30, September 30 and December 31, 2020 were reduced to 1.40x from 1.60x;

2.

The premium payable upon voluntary redemption of the Senior Secured Notes on or after June 27, 2021 and before June 27, 2022 was increased from 4.0% to 5.0% and the premium payable upon any such voluntary redemption on or after June 27, 2022 and before June 27, 2023 was increased from 2.0% to 3.0%; and

3.

The Issuers agreed to use their best efforts to cause the Company to effectuate a rights offering on the terms described below as promptly as practicable with an expiration date no later than July 24, 2020 and to receive proceeds of not less than $8.2 million therefrom (in addition to the $8.8 million capital raise described below).

The foregoing amendments effected by the Supplemental Indenture will become operational when the Company pays a $5 million consent fee to the holders of the Senior Secured Notes, of which $3.5 million will be paid in cash and $1.5 million will be paid by increasing the principal amount of the Senior Secured Notes outstanding, and satisfies other specified conditions.

Concurrently with the execution of the Supplemental Indenture, the Company entered into a letter agreement (the “Axar Commitment”) with Axar pursuant to which Axar committed to (a) purchase shares of our Series A Preferred Stock with an aggregate purchase price of $8.8 million on April 3, 2020, (b) exercise its basic rights in the rights offering by tendering the shares of Series A Preferred Stock so purchased for shares of Common Stock and (c) purchasing any shares offered in the rights offering for which other stockholders do not exercise their rights, up to a maximum of an additional $8.2 million of such shares. The Company did not pay Axar any commitment, backstop or other fees in connection with the Axar Commitment.

On April 3, 2020, as contemplated by the Axar Commitment, the Company and Axar CL SPV LLC, Star V Partners LLC and Blackwell Partners LLC –Series E. (the “2020 Purchasers”) entered into a Series A Preferred Stock Purchase Agreement (the “2020 Preferred Purchase Agreement”) pursuant to which the Company sold 176 shares of its Series A Preferred Stock, par value $0.01 per share (the “Preferred Shares”), for a cash price of $50,000 per share, an aggregate of $8.8 million. The Company offered and sold the Preferred Shares in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. The Company relied on this exemption from registration based in part on representations made by the 2020 Purchasers in the 2020 Preferred Purchase Agreement.

Under the terms of the Supplemental Indenture and the Axar Commitment, the Company agreed to undertake an offering to holders of its Common Stock of transferable rights to purchase their pro rata share of shares of Common Stock with an aggregate exercise price of at least $17 million at a price of $0.73 per share. The rights offering period, during which the rights will be transferable, will be no less than 20 calendar days and no more than 45 calendar days. The Company agreed to use its best efforts to complete the rights offering with an expiration date no later than July 24, 2020.

Strategic Partnership Agreement

On April 2, 2020, the Company entered into two multi-year Master Services Agreements (the “MSAs”) with Moon Landscaping, Inc. and its affiliate, Rickert Landscaping, Inc. (collectively “Moon”). Under the terms of the MSAs, Moon will provide all grounds and maintenance services at most of the funeral homes, cemeteries and other properties the Company owns or manages including, but not limited to, landscaping, openings and closings, burials, installations, routine maintenance and janitorial services. Moon will hire all of the Company’s grounds and maintenance employees at the serviced locations and will perform all functions currently handled by those employees. The Company expects the implementation of the MSAs to take place on a clustered basis over the next three to four months, with full implementation expected no later than July 31, 2020.

The Company agreed to pay a total of approximately $241 million over the term of the contract, which runs through December 31, 2024, based upon an initial annual cost of $49 million and annual increases of 2%. The first year cost will be prorated based upon exact implementation and roll-out schedule for each location. As part of the MSAs, the Company agreed to lease its landscaping and maintenance equipment to Moon for the duration of the agreements and to transfer title to any such equipment we own at the end of the term to Moon, in each case without any additional payment by Moon. As of December 31, 2019, the net book value of the equipment we will be leasing to Moon was approximately $7.4 million.

Each party has the right to terminate the MSAs at any time on six months’ prior written notice, provided that if the Company terminate the MSAs without cause, it will be obligated to pay Moon an equipment credit fee in the amount of $1.0 million for each year remaining in the term, prorated for the portion of the year in which any such termination occurs. The MSAs also contain representations, covenants and indemnity provisions that are customary for agreements of this nature.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2019. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Management’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management previously identified and reported material weaknesses in its Annual Report on Form 10-K for the Year Ended December 31, 2018. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 as a result of the material weaknesses described below:

A.	Control environment, control activities and monitoring:

The Company did not design and maintain effective internal controls over financial reporting related to control environment, control activities and monitoring based on the criteria established in the Committee of Sponsoring Organization Internal Control Integrated Framework including more specifically:

•

Management did not implement effective oversight to support deployment of control activities due to (a) failure to establish clear accountability for the performance of internal control over financial reporting responsibilities in certain areas important to financial reporting and (b) failure to prioritize and implement related corrective actions in a timely manner.

•	Management did not have effective monitoring controls over the periodic review of user access to applications and data and for user access to segregate duties within relevant financial applications.
B.	Establishment and review of certain accounting policies:

The Company’s controls applicable to establishment, periodic review for ongoing relevance and consistent application of material accounting policies in conformity with generally accepted accounting principles (“GAAP”) including (i) revenue recognition and (ii) insurance-related assets and liabilities were not designed appropriately and thus failed to operate effectively. More specifically:

•

Management did not maintain effective controls over sales contract origination occurring at its site locations. Specifically, there was no subsequent review of contract entry at site locations or corporate and no approved master price listing.

•

Management did not have effective review and monitoring controls over revenue recognition with respect to the Accounting Standards Codification 606, Revenues from Contracts with Customers, to timely detect misstatements in income statement and balance sheet accounts. There was no oversight monitoring at corporate for contract cancellations, and the timely and accurate servicing of contracts for proper revenue recognition.

•	Management did not maintain effective completeness and accuracy controls at a level of precision to timely detect misstatements related to the insurance related assets and liabilities.
C.	Reconciliation of certain general ledger accounts to supporting details:

The Company’s controls over the reconciliation of amounts recorded in the general ledger for "Cemetery property" and "Deferred revenues" on the consolidated balance sheets were not designed appropriately and thus failed to operate effectively. More specifically:

•

Management did not have effective segregation of duties over the preparation and subsequent review of its deferred revenue reconciliation process at a sufficient level of precision to timely detect potential misstatements of the related income statement and balance sheet accounts.

•	Management did not consistently reconcile these general ledger account balances to supporting documentation.
D.	Accurate and timely relief of deferred revenues and corresponding recognition of income statement impacts:

The Company’s internal controls designed to prevent a material misstatement in the recognized amount of "Deferred revenues" as of the balance sheet date were not designed appropriately. Specifically, the Company concluded that it did not design effective controls that would lead to a timely identification of a material error in "Deferred revenues" due to failure to accurately and timely relieve the liability when the service was performed, or merchandise was delivered. Further, the Company’s review controls designed to detect such errors did not operate at the appropriate level of precision to identify such error. More specifically:

•

Management did not have effective review and monitoring controls over the revenue, cost of goods sold and deferred balances of pre-acquisition contracts at a sufficient level of precision to timely detect potential misstatements of the related income statement and balance sheet accounts.

•

Management did not have effective review and monitoring controls over the results of ongoing deferred revenue testing at a sufficient level of precision to detect potential misstatements of the related balance sheet accounts.

Our management communicated the results of its assessment to the Audit Committee of the Board of Directors.

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We have identified and are implementing,, the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. As we continue our evaluation and improve our internal control over financial reporting, management may modify the actions described below or identify and take additional measures to address control deficiencies. Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, the material weaknesses described above will continue to exist.

A.	To address the material weakness in control environment, control activities and monitoring, the Company is:
•	Re-evaluating its internal controls over financial reporting program including our risk assessment process, internal controls and process documentation;
•

Enhancing the existing and developing more appropriate corporate monitoring controls to provide reasonable assurance that the Company maintains sufficient oversight of the performance of internal controls;

•	Planning to provide internal controls training throughout the Company;
•	Implementing a project team with appropriate subject matter expertise to oversee and monitor the remediation plans and status of all internal control deficiencies; and
•

Re-evaluating security and access rights reporting from relevant financial applications and databases and determining the appropriateness of access as well as potential segregation of duties conflicts.

Management will continue to review such actions and progress with the Audit Committee. The remediation of this weakness in the control environment will contribute to the remediation of each of the additional material weaknesses described below.

B.

To address the material weakness associated with the establishment and periodic review of certain accounting policies for compliance with applicable GAAP that gave rise to potentially inaccurate or untimely revenue recognition and accounting for insurance-related assets and liabilities, management is performing a comprehensive review of the Company’s existing accounting policies to provide reasonable assurance of compliance with GAAP. More specifically, the Company plans to:

•

Implement new controls over sales contract origination in order to monitor the completeness and accuracy of contract information recorded in the system; this includes validation of the accuracy of contract data in the contract management system, comparing pricing to approved standard price lists and/or implementing pricing approval workflow; and, validating merchandise and perpetual trust amounts and percentages.

•	Develop a process to evaluate contract cancellations and to facilitate the timely and accurate servicing of contracts for proper revenue recognition.
•	Implement additional controls over the input data related to the completeness and accuracy of the calculation provided by the actuary for the related insurance assets and liabilities; and
C.

To address the material weakness associated with controls over the reconciliation of amounts in cemetery property and deferred revenue, management is in the process of reassessing its existing policies and designing procedures to:

•	Implement independent review procedures of all deferred revenue reconciliations
•

Validate the completeness and accuracy of cemetery property activity by comparing system data to information provided by the site locations in order to assess cemetery property and deferred revenue balances.

As noted in Section B. above, Management’s implementation of and enhancement of sales contract origination, servicing, and revenue recognition and cost controls will contribute to the improvement of the quality of the cemetery property and deferred revenue reconciliations.

D.

To address the material weakness regarding accurate and timely relief of deferred revenue and corresponding income statement impacts, the Company continues to refine controls and introduce additional monitoring controls which will operate at an appropriate level of precision to identify material misstatements in "Deferred revenues." More specifically, Management plans to implement additional review procedures and steps for its deferred revenue analysis, which includes analyzing historical not on system (NOS) contracts, comparing trust liability to its trust asset basis, and automating the match of purchase receipts to servicing data in the contract management system.

We believe these measures will remediate the material weaknesses noted. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting. Also, we believe the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures.

REMEDIATION OF PREVIOUS MATERIAL WEAKNESSES

To address the material weakness associated with management not maintaining effective controls over the assessment of condition and impairment of allocated and un-allocated merchandise inventory due to excessive or deterioration damage, the Company designed and implemented additional controls to identify and assess excess or damage merchandise inventory and record appropriate reserves.

To address the material weakness associated with management not maintaining effective segregation of duties over revenue recognition with respect to the ASC 606 transition adjustment and subsequent calculations at a sufficient level of precision to timely detect misstatements in the related income statement and balance sheet account, the Company has automated the calculations and implemented an independent review process

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Our remediation efforts were ongoing during our last fiscal quarter ended December 31, 2019. Other than the remediation steps described above, there were no other material changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF STONEMOR INC.

The following table shows information regarding our executive officers of as of March 1, 2020.

Name	Age	Positions with StoneMor Inc.
Joseph M. Redling	61	President, Chief Executive Officer and Director
Jeffrey DiGiovanni (1)	43	Chief Financial Officer and Senior Vice President
Austin K. So	46	Senior Vice President, Chief Legal Officer and Secretary
Tom Connolly	54	Senior Vice President of Business Planning and Operations

(1)

Jeffrey DiGiovanni has served as Chief Financial Officer and Senior Vice President since September 19, 2019. Garry P. Herdler served as Chief Financial Officer and Senior Vice President from April 15, 2019 to September 18, 2019. Mark Miller served as Chief Financial Officer and Senior Vice President from May 16, 2017 to April 14, 2019.

Our Board of Directors (the “Board”) is divided into three classes, with the terms of one class expiring at each annual meeting of stockholders. Upon the expiration of a term of a class of directors, the directors in such class are elected for a term of three years and until their respective successors are duly elected and qualified or until their earlier resignation or removal. Andrew Axelrod serves as Chairman of our Board.

We are a “controlled company” within the meaning of the New York Stock Exchange listing standards. As a controlled company, we are not subject to the requirements under those listing standards that a majority of our directors and all of the members of our Compensation, Nominating and Governance Committee be independent. However, our Corporate Governance Guidelines do require that a majority of our directors, and the charter of our Compensation, Nominating and Governance Committee requires that all of its members, be independent within the meaning of those standards.

The following table shows information regarding our directors as of March 1, 2020:

Name	Age	Class	Director Since	Annual Meeting at Which Term Will Expire
Andrew Axelrod	37	III	2019	2022
Spencer E. Goldenberg	37	I	2019	2020
Robert B. Hellman, Jr.	60	II	2004	2021
David Miller	60	III	2019	2022
Stephen J. Negrotti	68	II	2018	2021
Joseph M. Redling	61	III	2018	2022
Patricia D. Wellenbach	62	I	2019	2020

We are party to a Nomination and Director Voting Agreement dated as of September 17, 2018 (as amended on February 4, 2019 and June 27, 2019, the “DVA”) with Axar Capital Management, LP, certain funds and managed accounts for which it serves as investment manager and its general partner, Axar GP, LLC (collectively, the “Axar Entities”), GP Holdings and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC (“ACII” and, collectively with GP Holdings, the “ACII Entities”). Under the DVA, the Axar Entities have the option to designate up to three nominees to our Board (or, if the number of directors is increased, at least three-sevenths of the whole number of directors). Following the refinancing or repayment of our Senior Secured Notes, the number of directors the Axar Entities have the right to nominate is subject to reduction if they or their affiliates (collectively, the “Axar Group”) collectively beneficially own less than 15% of our outstanding common stock. The DVA also provides that, for so long as the ACII Entities and their affiliates (collectively, the “ACII Group”) collectively beneficially own at least 4% of our outstanding common stock, the ACII Entities are entitled to designate one nominee to our Board. The Axar Entities and the ACII Entities also agreed to vote their shares in favor of the election of any such nominees.

Any nominee submitted by the Axar Entities or ACII is subject to the Compensation, Nominating and Governance Committee’s reasonable determination that the nominee (i) is suitable to serve on the Board in accordance with the customary standards of suitability for directors of NYSE listed companies, (ii) is not prohibited from serving as a director pursuant to any rule or regulation of the SEC or the NYSE and (iii) is not an employee, manager or director of any entity engaged in the death care business. Pursuant to the terms of the DVA, the Axar Entities have designated Messrs. Axelrod, Miller and Goldenberg as nominees and the ACII Entities have designated Mr. Hellman as a nominee.

Our advance notice bylaws require that our stockholders desiring to nominate a candidate for election as a director must submit a notice to us not later than 90 days prior to the first anniversary of the date on which we mailed our proxy statement to stockholders for our most recent annual meeting of stockholders, subject to certain exceptions, including that any such notice for our first annual meeting of stockholders must be submitted not later than 90 days prior to the date of the meeting or, if the date of such meeting is first publicly announced less than 100 days prior to the meeting, ate least 10 days prior to the date of the meeting. Any such notice must set forth:

•	the name and address of the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made;
•	the class and number of shares of our common stock that are owned beneficially and held of record by such stockholder and such beneficial owner;
•	the investment strategy or objective, if any, of such stockholder and certain specified associates who are not individuals;
•

the disclosure of any short positions or other derivative positions relating to the shares of our common stock held by such stockholder and such beneficial owner, such information to include, and be updated to reflect any material change in, such positions from the period beginning six (6) months prior to the nomination through the time of the annual meeting;

•	a description of any proxy, contract, arrangement, understanding or relationship pursuant to which such stockholder and such beneficial owner has a right to vote any shares of any of our securities;
•

a representation that such stockholder is a holder of record of our stock entitled to vote at such meeting, will continue to be a holder of record of stock entitled to vote at such meeting through the date of the meeting and intends to appear in person or by proxy at the meeting to bring such nomination or other business before the meeting;

•

a representation as to whether such stockholder or beneficial owner intends or is part of a group that intends to deliver a proxy statement or form of proxy to holders of at least the percentage of the voting power of our outstanding stock required to approve or adopt the proposal or to elect each such nominee;

•

a description of any agreement, arrangement or understanding with respect to the nomination or other business between or among such stockholder, beneficial owner or any other person, including without limitation any agreements that would be required to be disclosed pursuant to Item 5 or Item 6 of Schedule 13D under the Exchange Act (regardless of whether the requirement to file a Schedule 13D is applicable);

•	all information relating to the proposed nominee as would be required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act ;
•

a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the previous three years, and any other material relationships, between or among each stockholder giving notice and the beneficial owner, if any, on whose behalf the nomination is made, on the one hand, and each proposed nominee, and his or her respective affiliates and associates, or others acting in concert therewith, on the other hand, including, without limitation all information that would be required to be disclosed pursuant to Rule 404 promulgated under Regulation S-K if the stockholder making the nomination and any beneficial owner on whose behalf the nomination is made, if any, or any affiliate or associate thereof or person acting in concert therewith, were the “registrant” for purposes of such rule and the nominee were a director or executive officer of such registrant;

•	the nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; and
•

attaching (A) a completed director nominee questionnaire in the form we require (which form the stockholder providing notice shall request from our Secretary and which we shall provide within ten (10) days of such request) and (B) a completed and signed written representation and agreement, in the form we require (which form the stockholder providing notice shall request from our Secretary and which we shall provide within ten (10) days of such request), that the proposed nominee:(i) is not and will not become a party to any agreement, arrangement or understanding with, and has not given any commitment or assurance to, any person or entity as to how such proposed nominee, if elected as one of our directors, will act or vote on any issue or question (a “Voting Commitment”) that has not been disclosed to us or any Voting Commitment that could limit or interfere with the proposed nominee’s ability to comply, if elected as one of our directors, with the proposed nominee’s fiduciary duties under applicable law; (ii) is not and will not become a party to any agreement, arrangement or understanding with any person or entity other than us with respect to any direct or indirect compensation, reimbursement or indemnification in connection with service or action as one of our directors that has not been disclosed to us; (iii) would be in compliance, if elected as one of our directors, and will comply with, applicable law, applicable rules of the New York Stock Exchange and all or our applicable publicly disclosed corporate governance, conflict of interest, corporate opportunity, confidentiality and stock ownership and trading policies and guidelines; (iv) will tender, promptly following such proposed nominee’s election or reelection, an irrevocable resignation effective upon such proposed nominee’s failure to receive the required vote for re-election at the next meeting at which such proposed nominee would face re-election and upon acceptance of such resignation by the Board of Directors, in accordance with the Board of Director’s policies or guidelines on Director elections and (v) intends to serve a full term if elected as one of our directors.

EXECUTIVE OFFICERS AND BOARD MEMBERS

A brief biography for our executive officer who also serves as one of the directors of the Board is included below.

Joseph M. Redling has served as our President and Chief Executive Officer since July 18, 2018. Prior to his appointment, Mr. Redling served as the Chief Operating Officer of Vonage Holdings. Inc., a billion-dollar communications company, where he managed the day to day operations of the company’s consumer and B2B businesses. Prior to the Chief Operating Officer position, he was President of Consumer Services for Vonage overseeing its large consumer business unit. Prior to that, Mr. Redling was President and Chief Executive Officer of Nutrisystem, Inc., a leader in the weight-loss industry. His experience also includes over a decade with Time Warner and AOL where he held a number of senior executive level roles including Chief Marketing Officer, President of Paid Services and Customer Management, President of the AOL Access Business and CEO of AOL International.

ADDITIONAL DIRECTORS

A brief biography for each non-executive director of the Board is included below.

Andrew Axelrod was appointed to and named Chairman of the Board in June 2019. Mr. Axelrod founded Axar Capital Management LP, an investment management firm, in April 2015 and serves as its Managing Partner and Portfolio Manager. He has been the Chief Executive Officer and Executive Chairman of the board of directors of Axar Acquisition Corp. since October 2016. Before founding Axar Capital Management, Mr. Axelrod worked at Mount Kellett Capital Management LP, a private equity investment firm, from 2009 to 2014. At Mount Kellett Capital Management, he was promoted to Co-Head of North America Investments in 2011 and became a Partner in 2013. Prior to joining Mount Kellett Capital Management, Mr. Axelrod worked at Kohlberg Kravis Roberts & Co. L.P. from 2007 to 2008 and The Goldman Sachs Group, Inc. from 2005 to 2006. Mr. Axelrod has served as chairman of the board of directors of Terra Capital Partners since February 2018. Mr. Axelrod graduated magna cum laude with a B.S. in Economics from Duke University. Mr. Axelrod’s leadership of the Company’s largest common shareholder and his extensive experience in financing, investments and restructurings provides critical skills to the Board as the we continue to implement our turnaround plan.

Spencer Goldenberg was appointed to the Board in June 2019. He serves as the Chief Financial Officer for Menin Hospitality, an owner and operator of hotels, restaurants and commercial retail establishments across the United States (“U.S.”) with a concentration in the southeast U.S. and Chicago. Prior to joining Menin Hospitality, Mr. Goldenberg was a partner in the accounting firm of Gerstle, Rosen & Goldenberg P.A. from February 2008 to June 2015. Mr. Goldenberg has served as an independent director of Terra Property Trust, Inc. and its subsidiary, Terra Secured Income Fund 6, and is the chairman of the audit committee of Terra Secured Income Fund 6. From October 2005 until February 2008, he served as a legislative aide to Florida State Senator Gwen Margolis. Mr. Goldenberg holds an active certified public accountant’s license in the state of Florida. He holds a B.A. in International Affairs from Florida State University. Mr. Goldenberg’s extensive finance, accounting and audit experience enhances the ability of the Board to oversee the Company’s financial performance and reporting.

Robert B. Hellman, Jr. was appointed to the Board in April 2004. Mr. Hellman co-founded American Infrastructure Funds ("AIM") in 2006 and has been an infrastructure and private real assets investor for over 25 years. He has been an investor and director in a wide variety of industries, including agriculture, building materials, forest products, energy production and distribution, death care, entertainment, health and fitness, and real estate. On behalf of AIM, he currently holds three patents on the application of the design of innovative financial security structures. Mr. Hellman began his private equity career at McCown DeLeeuw in 1987, and previously was a consultant with Bain & Company, where he was one of the founding members of Bain’s Tokyo office. Mr. Hellman serves on the board of a number of private companies. He is also a member of the Board of the Stanford Institute for Economic Policy Research and President of Stanford’s DAPER Investment Fund. He received an M.B.A. from the Harvard Business School with Baker Scholar honors, an M.S. in economics from the London School of Economics, and a B.A. in economics from Stanford University. Mr. Hellman brings to the Board extensive investment management and capital raising experience, combined with excellent leadership and strategic skills.

David Miller was appointed to the Board in June 2019. Mr. Miller has served as the Chairman of the board of JG Wentworth since February 2018. Mr. Miller served as a Senior Advisor to the Blackstone Tactical Opportunities Fund from March 2015 until February 2018. Prior to Blackstone, Mr. Miller served as Chief Executive Officer and Chairman of JGWPT Inc., the holding company for J.G. Wentworth. Prior to JGWPT, Mr. Miller was Executive Vice President at ACE, responsible for ACE’s International Accident and Health Insurance business. Prior to ACE, Mr. Miller was President and Chief Executive Officer of Kemper Auto and Home Insurance. Prior to Kemper, Mr. Miller was Chief Operating Officer of Providian Direct Insurance. Mr. Miller has served as a director of Ellington Residential Mortgage (NYSE: EARN) since 2013, as a director of Lombard International Assurance since July 2015 and as a director of J.G. Wentworth since January 2018. Mr. Miller has a BSEE in electrical engineering from Duke University and a MBA in Finance from The Wharton School of the University of Pennsylvania. Mr. Miller’s extensive experience as a senior executive will provide the board of directors with additional expertise in corporate leadership and governance.

Stephen J. Negrotti was appointed to the Board in April 2018. Mr. Negrotti was most recently President and CEO of Turner Investments Inc. (“Turner”), an investment manager, from April 2014 until October 2015. He also served as a member of the board of directors and President of the Turner Family of Mutual Funds during that time. Mr. Negrotti has been self-employed as an independent certified public accountant and a consultant since October 2015 and was also employed in that capacity from January 2012 until joining Turner. Mr. Negrotti has over 40 years of finance and administration experience. He joined Ernst & Young in Philadelphia in 1976 and was a Partner at Ernst & Young LLP from 1986 through 2011, coordinating services to financial industry clients and acting as an advisor in Ernst & Young’s Global Private Equity practice in New York. Mr. Negrotti holds an M.B.A in Finance from Drexel University and a Bachelor’s degree in Accounting from The Pennsylvania State University. Mr. Negrotti brings to the Board significant experience in financial oversight and accounting matters

Patricia D. Wellenbach was appointed to the Board in April 2018. She has been President and CEO of Philadelphia’s Please Touch Museum since November 2015. In such capacity, Ms. Wellenbach is responsible for management and oversight of one of the top 10 children’s museums in the country. The Museum employs 100 people and has a budget of $10.0 million. In addition, Ms. Wellenbach works closely with the Museum’s board of trustees and is a steward of a 100,000 square foot building on the National Historic Register. The building is owned by the City of Philadelphia, and as such Ms. Wellenbach works closely with city leaders on the preservation of this historic landmark building. From February 2013 to October 2015, Ms. Wellenbach was President and CEO of Green Tree School and Services, a non-residential school and behavioral health clinic for children with autism and severe emotional disturbances. In such capacity, Ms. Wellenbach oversaw a budget of $9.0 million, managed the construction of a new facility and negotiated contracts with two unions. The complexity of the medical and educational needs of the children required Ms. Wellenbach to have experience with a high level of regulatory and compliance issues. From October 2007 to January 2013, Ms. Wellenbach advised companies as President and CEO of Sandcastle Strategy Group, LLC. Ms. Wellenbach currently serves on the boards of Thomas Jefferson University (from July 2015) and the Philadelphia Mayor’s Cultural Advisory Board (from September 2016). Ms. Wellenbach previously was a member of the board of directors at the Reinvestment Fund, a CDFI fund that makes community impact investments in areas of work force development, charter schools, food access and other community needs, from March 2010 until December 2017. Ms. Wellenbach is also a member of the National Association of Corporate Directors, Women Corporate Directors, the Forum of Executive Women and the Pennsylvania Women’s Forum. Ms. Wellenbach holds a degree from the Boston College School of Nursing and a certificate from the UCLA Anderson School of Management’s Healthcare Executive Program. Ms. Wellenbach brings to the Board significant experience in managing complex businesses in transition and restructuring, merger and acquisition experience both as a chief executive officer and as a board member and experience with risk, regulatory and compliance issues.

EXECUTIVE OFFICERS (NON-BOARD MEMBERS)

A brief biography for each of our executive officers who do not also serve on the Board are as follows:

Jeffrey DiGiovanni was appointed our Chief Financial Officer in September 2019 and had previously served as our Chief Accounting Officer since September 2018. From January 2012 until joining the Company in September 2018 as our Chief Accounting Officer, he was Managing Director at Pine Hill Group, a leading accounting and transaction advisory firm with offices in Philadelphia, New York City and Princeton, New Jersey, where he worked with clients to deliver services including readiness for initial public offerings, financial reporting including reporting to the SEC and technical accounting assistance on complex transactions. He holds a Bachelor of Science degree in Accounting and a Master of Science in Financial Services from Saint Joseph’s University and is a Certified Public Accountant.

Tom Connolly was appointed our Senior Vice President of Business Planning and Operations in September 2019. Prior to joining the Company, he served as Vice President, Business Operations for Brookstone, an omni channel business with mall, airport, ecommerce and wholesale divisions. Previously, Tom worked for Vestis Retail Group (Bob’s Stores, Eastern Mountain Sports and Sport Chalet) and EMS. Tom possesses a broad range of professional competencies, including: finance, strategic planning, analytics, marketing, ecommerce, wholesale, airport retail, merchandise planning, operations, real estate, store operations, organizational design and human resources. He earned a Bachelor of Arts in Political Science from Haverford University.

Austin K. So was appointed as our Senior Vice President, Chief Legal Officer and Secretary in July 2016. Prior to joining the Company, Mr. So was the Division General Counsel and Secretary of Heraeus Incorporated, a global manufacturing conglomerate, from 2012 to 2016. Leading a team of lawyers based in Germany, China and the U.S., Mr. So oversaw litigation, mergers and acquisitions, commercial transactions, government investigations, compliance, export control, trade law and other legal matters. From 2002 to 2012, Mr. So practiced both transactional law and litigation at corporate law firms in New York City. Mr. So received an A.B. from Harvard College and a J.D. from The University of Pennsylvania Law School.

BOARD MEETINGS AND EXECUTIVE SESSIONS, COMMUNICATIONS WITH DIRECTORS AND BOARD COMMITTEES

In fiscal year 2019, the Board held ten meetings. Each director then in office attended at least 75% of these meetings and the meetings of the committees of the Board on which such director served, either in person or by teleconference.

The Board holds regular executive sessions, in which non-management board members meet without any members of management present. Mr. Axelrod, Chairman of the Board, presides at regular sessions of the non-management members of the Board. In addition, our independent directors, excluding any non-management directors who are not independent, also meet at least annually.

Our Board welcomes communications from our stockholders and other interested parties. Stockholders and any other interested parties may send communications to our Board, any committee of the Board, the Chairman of the Board, the Lead Independent Director, if one has been appointed, or any other director in particular to:

StoneMor Inc.

3600 Horizon Boulevard

Trevose, Pennsylvania 19053

Stockholders and any other interested parties should mark the envelope containing each communication as “Stockholder Communication with Directors” and clearly identify the intended recipient(s) of the communication. Our Senior Vice President and Chief Legal Officer will review each communication received from stockholders and other interested parties and will forward the communication, as expeditiously as reasonably practicable, to the addressees if: (1) the communication complies with the requirements of any applicable policy adopted by the Board relating to the subject matter of the communication and (2) the communication falls within the scope of matters generally considered by the Board. To the extent the subject matter of a communication relates to matters that have been delegated by the Board to a committee or to one of our executive officers, then our Senior Vice President and Chief Legal Officer may forward the communication to the executive officer or chairman of the committee to which the matter has been delegated. The acceptance and forwarding of communications to the members of the Board or an executive officer does not imply or create any fiduciary duty of the Board members or executive officer to the person submitting the communications.

The Board has an Audit Committee, a Trust and Compliance Committee and a Compensation, Nominating and Governance Committee (the “Compensation Committee”). The Board appoints the members of such committees. The members of the committees and a brief description of the functions performed by each committee are set forth below.

Audit Committee

The current members of the Audit Committee are Messrs. Goldenberg, Miller and Negrotti (Chair). The primary responsibilities of the Audit Committee are to assist the Board in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. The Audit Committee’s charter is posted on our website at www.stonemor.com under the “Corporate Governance” section of our “Investors” webpage. Information on our website does not constitute a part of this Annual Report.

All current committee members qualify as "independent" under applicable standards established by the SEC and the NYSE for members of audit committees. In addition, Mr. Negrotti has been determined by the Board to meet the qualifications of an "audit committee financial expert", having the necessary accounting or related financial management expertise, in accordance with the standards established by the SEC and NYSE. The "audit committee financial expert" designation is a disclosure requirement of the SEC related to Mr. Negrotti's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose any duties, obligations or liabilities that are greater than those generally imposed on

Mr. Negrotti as a member of the Audit Committee and the Board, and it does not affect the duties, obligations or liabilities of any other member of the Board.

Trust and Compliance Committee

The current members of the Trust and Compliance Committee are Messrs. Axelrod (Chair) and Redling and Ms. Wellenbach. The primary responsibilities of the Trust and Compliance Committee are to assist the Board in fulfilling its responsibility in the oversight management of merchandise trusts and perpetual care trusts (collectively, the "Trusts") and to review and recommend an investment policy for the Trusts, including (i) asset allocation, (ii) acceptable risk levels, (iii) total return or income objectives, (iv) investment guidelines relating to eligible investments, diversification and concentration restrictions and (v) performance objectives for specific managers or other investments. The Trust and Compliance Committee also oversees matters of non-financial compliance, including our overall compliance with applicable legal and regulatory requirements.

Compensation, Nominating and Governance Committee

The current members of the Compensation Committee are Messrs. Goldenberg, Hellman and Miller (Chair). The primary responsibilities of the Compensation Committee are to oversee compensation decisions for our non-management directors and executive, as well as our long-term incentive plan and to select and recommend nominees for election to the Board.

CORPORATE CODE OF BUSINESS CONDUCT AND ETHICS AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Business Conduct and Ethics which is applicable to all of our directors, officers and employees, including our principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. If any amendments are made to the Code of Business Conduct and Ethics or if we grant any waiver, including any implicit waiver, from a provision of the code to any of our financial managers, we will disclose the nature of such amendment or waiver on our website (www.stonemor.com) or in a current report on Form 8-K. We have also adopted Corporate Governance Guidelines which, together with the Code of Business Conduct and Ethics and our bylaws, constitute the framework for our corporate governance.

The Code of Business Conduct and Ethics and the Corporate Governance Guidelines are publicly available on our website at www.stonemor.com under the “Corporate Governance” section of our “Investors” webpage. Information on our website does not constitute a part of this Annual Report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Per the Securities and Exchange Act (as amended, the “Exchange Act”), Section 16(a) (“Section 16(a)”), directors, executive officers and beneficial owners of more than 10% of common units, if any, are required to file reports of ownership and reports of changes in ownership with the SEC. Our directors of the Board, executive officers and beneficial owners of more than 10% of our common shares are also required to furnish us with copies of all such reports that are filed. Based solely on our review of copies of such forms and amendments and on written representations from Section 16(a) reporting individuals, we believe that all of the directors of our Board, executive officers and beneficial owners of more than 10% of our common stock filed the required reports on a timely basis under Section 16(a) during the year ended December 31, 2019, except that:

•

One Form 4 was not timely filed for each of Martin R. Lautman, Stephen J. Negrotti, Leo J. Pound, Fenton R. Talbott and Patricia D. Wellenbach to report one award of restricted phantom units in connection with the March 2019 board meeting;

•

One Form 4 was not timely filed for each of Joseph M. Redling, Garry P. Herdler, Jeffrey DiGiovanni, Austin K. So and James Steven Ford to report one deemed sale of units to the Partnership on August 1, 2019 in connection with the withholding of units in satisfaction of the reporting person’s tax withholding obligations; and

•

Two additional Forms 4 were not timely filed by Messrs. Redling and So and four additional Forms 4 were not timely filed by Mr. Ford to report a corresponding number of deemed sales of units to the Partnership in connection with the withholding of units in satisfaction of the reporting person’s tax withholding obligations.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth summary information relating to all compensation awarded to, earned by or paid to the individuals listed in the table below, collectively referred to as our "named executive officers" or “NEOs,” for all services rendered in all capacities to us during the years noted:

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Equity Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (4) ($)	Total ($)
Joseph M. Redling (5)	2019	700,000	700,000	1,036,088	857,173	—	796	3,294,056
Chief Executive Officer and President	2018	317,692	325,000	2,910,000	—	—	666	3,553,358
Jeffrey DiGiovanni (6)	2019	275,000	175,000	191,500	154,291	—	—	795,791
Chief Financial Officer and Senior Vice President
Garry P. Herdler (7)	2019	199,038	207,692	1,053,250	—	—	468,621	1,928,601
Former Chief Financial Officer and Senior Vice President		—	—	—	—	—	—	—
James S. Ford (8)	2019	311,538	50,000	344,700	—	—	405,128	1,111,366
Former Chief Operating Officer
Austin K. So	2019	375,000	187,500	344,700	154,291	—	—	1,061,491
Senior Vice President, Chief Legal Officer and Secretary of the Company	2018	375,000	200,000	313,969	—	—	2,279	891,248
(1)	Represents bonus amounts earned with respect to the applicable year except as otherwise indicated.
(2)

Represents the aggregate grant date fair value of equity awards in accordance with ASC 718. In 2019, Messrs. DiGiovanni, Ford, Redling and So received TVUs and PVUs under the 2019 Plan with aggregate grant date fair values of $191,500, $344,700, $1,036,088 and $344,700, respectively, if the target conditions were met in each of the three vesting periods. The values of these awards would be $222,347, $437,240, $1,554,321 and $437,240, respectively, if the maximum conditions were met in each of the three vesting periods. The calculation of the aggregate grant date fair value of the equity awards assumes performance conditions for the PVUs were met on the grant date of the equity awards.

(3)	Represents the aggregate grant date fair value of option awards in accordance with ASC 718.
(4)	All other compensation for 2019 and 2018 include the following personal benefits:
		Benefits ($)
Name	Year	Airfare	Transportation	Other
Joseph M. Redling	2019	176	620	—
	2018	—	162	504
Garry P. Herdler	2019	234	626	17,261
James S. Ford	2019	1,886	1,113	27,129
Austin K. So	2019	—	—	—
	2018	—	—	2,279
(5)	Mr. Redling commenced service as our Chief Executive Officer and President on July 18, 2018.
(6)

Mr. DiGiovanni commenced service as our Chief Financial Officer and Senior Vice President on September 19, 2019. Prior to September 19, 2019, Mr. DiGiovanni served as our Chief Accounting Officer from September 5, 2018.

(7)

Mr. Herdler served as Chief Financial Officer and Senior Vice President from April 15, 2019 to September 18, 2019. Mr. Herdler continued to serve us as a consultant through December 31, 2019. The amount set forth under All Other Compensation for 2019 includes $450,500 Mr. Herdler earned in consulting fees, through ORE Management LLC, from September 18, 2019 to December 31, 2019. For further details on our consulting agreement with Mr. Herdler, see Part III, Item. 11. Executive Compensation – Agreements with Named Executive Officers.

(8)

Mr. Ford served as our Chief Operating Officer until October 1, 2019. The amount set forth under All Other Compensation for 2019 includes $375,000 in severance payments to which Mr. Ford became entitled.”

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019

The following table sets forth information with respect to outstanding equity awards at December 31, 2019 for our named executive officers:

	Option Awards					Stock Awards
Name (1)	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price $	Option Expiration Date	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Joseph M. Redling	—	2,500,000	2,500,000	1.20	12/18/2029	515,625	747,656
Jeffrey DiGiovanni	—	450,000	450,000	1.20	12/18/2029	—	—
Austin K. So	—	450,000	450,000	1.20	12/18/2029	—	—

(1)	No unvested or unexercised equity awards were held at December 31, 2019 by any named executive officer not listed in this table.
(2)	The market value of this outstanding award has been computed by multiplying the closing price of our common units on December 31, 2019 by the number of unvested units held by Mr. Redling.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

The following is a summary of certain material provisions of agreements between the Company and our named executive officers.

Joseph M. Redling

Joseph M. Redling and the Company are parties to an employment agreement dated June 29, 2018 pursuant to which Mr. Redling serves as the Chief Executive Officer and Senior Vice President of the Company. Mr. Redling’s initial base salary under the agreement is $700,000 per year, which base salary is subject to annual review by the Board. Any decrease in base salary shall be made only to the extent we contemporaneously and proportionately decreases the base salaries of all of the Company’s senior executives.

The agreement provides that Mr. Redling is eligible to receive an annual incentive cash bonus with respect to each calendar year of the Company, provided that he will not be eligible to receive such bonus if he is not employed on the last day of the calendar year to which such bonus relates. The target amount of the cash bonus is 100% of his base salary with respect to the applicable calendar year and is to be based on specific individual and company performance goals established by the Compensation Committee and as described in his employment agreement. With respect to calendar year 2018, the agreement provides that Mr. Redling was eligible for a pro-rated cash bonus based upon the time Mr. Redling was employed by the Company during calendar year 2018.

The agreement also provided that Mr. Redling was entitled to receive an initial grant of restricted common units in the Partnership of 750,000 units. Such restricted common units will vest, if at all, in equal quarterly installments over the four year period following the date of grant and will have rights to distributions consistent with fully vested common units in the Partnership. The grant of such restricted common units was made on July 18, 2018, and is subject to such other terms and conditions as are set forth in the Executive Restricted Unit Agreement entered into between Mr. Redling and the Company at the time of grant. In accordance with the terms of the Merger Agreement, Mr. Redling’s restricted common units that had vested as of the effective date of the C-Corporation Conversion were converted into common shares, while his unvested restricted common units were converted into restricted common shares and remain subject to the same vesting schedule.

Under the agreement, Mr. Redling is also entitled to participate in the 2019 Plan for the 2019 calendar year and each calendar year thereafter, to the extent that the Company offers the 2019 Plan to all senior executives of the Company. Mr. Redling’s participation in the 2019 Plan with respect to the 2019 calendar year and each calendar year, if offered by the Company, shall be in an annual amount equal to 150% of his base salary, with 50% of such annual amount vesting in equal annual installments over three years and 50% of the annual amount vesting based upon attainment of performance goals as determined by the Executive Committee of the Board, in consultation with the Compensation Committee.

If Mr. Redling’s employment is terminated for any reason, Mr. Redling will be entitled to receive the following: (i) any base salary for days actually worked through the date of termination; (ii) reimbursement of all expenses for which Mr. Redling is entitled to be reimbursed pursuant to the agreement, but for which he has not yet been reimbursed; (iii) any vested accrued benefits under the Company’s employee benefit plans and programs in accordance with the terms of such plans and programs, as accrued through the date of termination; (iv) vested but unissued equity in the Company; (v) any bonus or other incentive (or portion thereof) for any preceding completed calendar year that has been awarded by the Company to Mr. Redling, but has not been received by him prior to the date of termination; (vi) accrued but unused vacation, to the extent Mr. Redling is eligible in accordance with the Company’s policies and (vii) any other payment or benefit (other than severance benefits) to which Mr. Redling may be entitled under the applicable terms of any written plan, program, policy, agreement, or corporate governance document of the Company or any of their successors or assigns.

If Mr. Redling’s employment is terminated by the Company without "Cause" and not for death or “Disability” or by Mr. Redling for "Good Reason" (as such terms are defined in the agreement), and provided that Mr. Redling enters into a release as provided for in the agreement, Mr. Redling would be entitled to receive, in addition to the benefits described in the preceding paragraph, the following: (i) payment of 1.5 times his base salary for a period of 12 months following the effective date of his termination, to be paid in equal installments in accordance with the normal payroll practices of the Company, commencing on the 60th day following the date of termination, with the first payment including any amounts not yet paid between the date of termination and the date of the first payment and (ii) a pro-rata cash bonus for the calendar year in which such termination occurs, if any, determined by the Company (subject to certain the restrictions as set forth above), which shall be paid at the same time that annual incentive cash bonuses are paid to other executives of the Company, but in no event later than March 15 of the calendar year following the calendar year in which the date of termination occurs.

In the event of a "Change in Control" (as such term is defined in the agreement), all outstanding equity interests granted to Mr. Redling that are subject to time-based vesting provisions and that are not fully vested shall become fully vested as of the date of such Change in Control. The agreement also includes customary covenants running during Mr. Redling’s employment and for 12 months thereafter prohibiting Mr. Redling from directly or indirectly competing with the Company and from solicitation of employees, directors, officers, associates, consultants, agents or independent contractors, customers, suppliers, vendors and others having business relationships with the Company. The agreement also contains provisions relating to protection of the Company’s property, its confidential information and ownership of intellectual property as well as various other covenants and provisions customary for an agreement of this nature.

Jeffrey DiGiovanni

Jeffrey DiGiovanni and the Company are parties to an employment agreement dated September 19, 2019, pursuant to which Mr. DiGiovanni serves as the Chief Financial Officer and Senior Vice President of the Company. Mr. DiGiovanni’s initial base salary under the agreement is $350,000 per year, which base salary is subject to annual review by the Board. Any decrease in base salary shall be made only to the extent the Company contemporaneously and proportionately decreases the base salaries of all of its senior executives.

The agreement provides that Mr. DiGiovanni is eligible to receive an annual incentive cash bonus with respect to each fiscal year of the Company, provided, except for certain qualifying terminations of employment, that he will not be eligible to receive such bonus if he is not employed on the last day of the fiscal year to which such bonus relates. The target amount of the cash bonus is 50% of his base salary.

Under the agreement, Mr. DiGiovanni is also entitled to participate in the 2019 Plan to the extent that the Company offers the 2019 Plan to all senior executives of the Company. Mr. DiGiovanni’s participation in the 2019 Plan, if offered by the Company, shall be in an annual amount equal to 50% of his base salary, with 50% of such annual amount vesting in equal annual installments over three years and 50% of the annual amount vesting based upon attainment of performance goals as determined by the Compensation Committee. To the extent Mr. DiGiovanni’s employment terminates on account of "Retirement" (as such term is defined in the agreement) during a performance period applicable to a particular 2019 Plan grant, the portion of such 2019 Plan grant that is subject to performance goals shall be earned pro-rata based on actual performance and the number of months that Mr. DiGiovanni was employed by the Company during the performance period. To be eligible for a pro-rated portion of the 2019 Plan grant in the event of a retirement, Mr. DiGiovanni must execute a release substantially in the form attached to his agreement.

If Mr. DiGiovanni’s employment is terminated by the Company for "Cause" or by Mr. DiGiovanni without "Good Reason" or in the event of Mr. DiGiovanni’s death or "Disability" (as such terms are defined in the agreement), Mr. DiGiovanni will be entitled to receive the following: (i) any base salary for days actually worked through the date of termination; (ii) reimbursement of all expenses for which Mr. DiGiovanni is entitled to be reimbursed pursuant to the agreement, but for which he has not yet been reimbursed; (iii) any vested accrued benefits under the Company’s employee benefit plans and programs in accordance with the terms of such plans and programs, as accrued through the date of termination; (iv) vested but unissued equity in the Company; (v) any bonus or other incentive (or portion thereof) for any preceding completed fiscal year that has been awarded by the Company to Mr. DiGiovanni, but has not been received by him prior to the date of termination; and (vi) accrued but unused vacation, to the extent Mr. DiGiovanni is eligible in accordance with the Company’s policies.

If Mr. DiGiovanni’s employment is terminated by the Company without "Cause" or by Mr. DiGiovanni for "Good Reason" (as such terms are defined in the agreement), and provided that Mr. DiGiovanni enters into a release as provided for in the agreement, Mr. DiGiovanni would be entitled to receive, in addition to the benefits described in the preceding paragraph, the following: (i) payment of his base salary for a period of 12 months following the effective date of his termination, to be paid in equal installments in accordance with the normal payroll practices of the Company, commencing on the Company’s first payroll date following the expiration of the release revocation period, with the first payment including any amounts not yet paid between the date of termination and the date of the first payment and (ii) a pro-rata cash bonus for the fiscal year in which such termination occurs, if any, determined by the Company (subject to certain the restrictions as set forth above), which shall be paid at the same time that annual incentive cash bonuses are paid to other executives of the Company, but in no event later than March 15 of the fiscal year following the fiscal year in which the date of termination occurs.

In the event of a "Change in Control" (as such term is defined in the agreement), all outstanding equity interests granted to Mr. DiGiovanni that are subject to time-based vesting provisions and that are not fully vested shall become fully vested as of the date of such Change in Control. The agreement also includes customary covenants running during Mr. DiGiovanni’s employment and for 12 months thereafter prohibiting Mr. DiGiovanni from directly or indirectly competing with the Company and from solicitation of employees, directors, officers, associates, consultants, agents or independent contractors, customers, suppliers, vendors and others having business relationships with the Company. The agreement also contains provisions relating to protection of the Company’s property, its confidential information and ownership of intellectual property as well as various other covenants and provisions customary for an agreement of this nature.

Austin K. So

In May 2016, Mr. So entered into a letter agreement with the Company, pursuant to which Mr. So serves as the Senior Vice President, Chief Legal Officer and Secretary of the Company. The letter agreement provided that Mr. So would receive an annual base salary of $275,000. Pursuant to the letter agreement, Mr. So was also eligible to receive, subject to mutually agreed terms and conditions: (i) an annual incentive bonus, with a target bonus equal to 25% of his annual base salary; (ii) an annual equity incentive award targeted at 25% of Mr. So’s base salary, which was subsequently increased to 50% in the discretion of the Compensation Committee; and (iii) salary continuation for a period of 6 months in case of Mr. So’s termination without cause, provided that he has been employed with the Company for a period of at least 12 months, but less than 24 months. Mr. So also entered into a Confidentiality, Nondisclosure, and Restrictive Covenant Agreement with the Company, which contains customary non-solicitation, non-competition and confidentiality covenants.

In January 2017, Mr. So entered into a letter agreement with the Company which provided that, effective as of February 1, 2017, his annual base salary increased to $375,000. In addition, Mr. So received a cash bonus of $100,000 in connection with the execution of this letter agreement. The letter agreement also provides that Mr. So was eligible to receive a quarterly retention bonus of $50,000 per quarter, payable in cash after the end of each quarter in 2017, and a quarterly retention bonus of $25,000 per quarter, payable in cash after the end of each quarter in 2018, provided that he remained employed by the Company on the day the Company was obligated to pay the applicable retention bonus.

On June 15, 2018, Mr. So and the Company entered into an employment agreement pursuant to which Mr. So continues to serve as Senior Vice President, Chief Legal Officer and Secretary of the Company. The agreement superseded the letter agreements described above. Mr. So’s base salary under the agreement remains $375,000 per year, which base salary is subject to annual review by the Board. Any decrease in base salary shall be made only to the extent the Company contemporaneously and proportionately decreases the base salaries of all of its senior executives.

The agreement provides that Mr. So is eligible to receive an annual incentive cash bonus with respect to each fiscal year of the Company, provided that, except for certain qualifying terminations of employment, he will not be eligible to receive such bonus if he is not employed on the last day of the fiscal year to which such bonus relate. The amount of the cash bonus will be targeted at 50% of his base salary with respect to the applicable fiscal year. Mr. So remained entitled to receive a quarterly retention bonus of $25,000 per quarter, payable in cash after the end of each quarter in 2018, provided that he was employed by the Company on the day the Company paid the applicable retention bonus.

Under the agreement, Mr. So is also entitled to participate in the 2019 Plan to the extent that the Company offers the 2019 Plan to all senior executives of the Company. Mr. So’s participation in the 2019 Plan, if offered by the Company, shall be in an annual amount equal to 50% of his base salary, with 50% of such annual amount vesting in equal annual installments over three years and 50% of the annual amount vesting based upon attainment of performance goals as determined by the Compensation Committee. To the extent Mr. So’s employment terminates on account of "Retirement" (as such term is defined in the agreement) during a performance period applicable to a particular 2019 Plan grant, the portion of such 2019 Plan grant that is subject to performance goals shall be earned pro-rata based on actual performance and the number of months that Mr. So was employed by the Company during the performance period. To be eligible for a pro-rated portion of the 2019 Plan grant in the event of a retirement, Mr. So must execute a release substantially in the form attached to his agreement.

If Mr. So’s employment is terminated by the Company for "Cause" or by Mr. So without "Good Reason" or in the event of Mr. So’s death or "Disability" (as such terms are defined in the agreement), Mr. So will be entitled to receive the following: (i) any base salary for days actually worked through the date of termination; (ii) reimbursement of all expenses for which Mr. So is entitled to be reimbursed pursuant to the agreement, but for which he has not yet been reimbursed; (iii) any vested accrued benefits under the Company’s employee benefit plans and programs in accordance with the terms of such plans and programs, as accrued through the date of termination; (iv) vested but unissued equity in the Company; (v) any bonus or other incentive (or portion thereof) for any preceding completed fiscal year that has been awarded by the Company to Mr. So, but has not been received by him prior to the date of termination; and (vi) accrued but unused vacation, to the extent Mr. So is eligible in accordance with the Company’s policies.

If Mr. So’s employment is terminated by the Company without "Cause" or by Mr. So for "Good Reason" (as such terms are defined in the agreement), and provided that Mr. So enters into a release as provided for in the agreement, Mr. So would be entitled to receive, in addition to the benefits described in the preceding paragraph, the following: (i) payment of his base salary for a period of 12 months following the effective date of his termination, to be paid in equal installments in accordance with the normal payroll practices of the Company, commencing on the Company’s first payroll date following the expiration of the release revocation period, with the first payment including any amounts not yet paid between the date of termination and the date of the first payment and (ii) a pro-rata cash bonus for the fiscal year in which such termination occurs, if any, determined by the Company (subject to certain the restrictions as set forth above), which shall be paid at the same time that annual incentive cash bonuses are paid to other executives of the Company, but in no event later than March 15 of the fiscal year following the fiscal year in which the date of termination occurs.

In the event of a "Change in Control" (as such term is defined in the agreement), all outstanding equity interests granted to Mr. So that are subject to time-based vesting provisions and that are not fully vested shall become fully vested as of the date of such Change in Control. The agreement also includes customary covenants running during Mr. So’s employment and for 12 months thereafter prohibiting Mr. So from directly or indirectly competing with the Company and from solicitation of employees, directors, officers, associates, consultants, agents or independent contractors, customers, suppliers, vendors and others having business relationships with the Company. The agreement also contains provisions relating to protection of the Company’s property, its confidential information and ownership of intellectual property as well as various other covenants and provisions customary for an agreement of this nature.

Garry P. Herdler

Garry P. Herdler and the Company were parties to an employment agreement effective as of April 15, 2019 pursuant to which Mr. Herdler served as Chief Financial Officer and Senior Vice President of the Company. Mr. Herdler ceased serving as Chief Financial Officer and Senior Vice President of the Company effective September 19, 2019. Mr. Herdler’s initial base salary under his employment agreement with the Company was $450,000 per year.

The employment agreement provided that Mr. Herdler was eligible to receive an annual incentive cash bonus with respect to each fiscal year of the Company targeted at 75% of his base salary, provided, except for certain qualifying terminations of employment, that he would not be eligible to receive such bonus if he was not employed on the last day of the fiscal year to which such bonus related and, further, he would not be eligible for such bonus unless other senior executives of the Company had also earned a bonus for such fiscal year. Notwithstanding the foregoing, the bonus paid to Mr. Herdler for calendar year 2019 was not to be less than $202,500 (less any taxes and other applicable withholdings), with such minimum amount earned and payable in three equal installments on July 1, September 1 and December 1 of 2019; provided, that in order to receive each of the foregoing installment payments, Mr. Herdler must have been employed by the Company on the applicable installment payment date. In accordance with his severance agreement with the Company, Mr. Herdler received the final installment of the minimum bonus that was payable on December 1, 2019, in the gross amount of $67,500, less any taxes and other applicable withholdings.

Under the employment agreement, Mr. Herdler was also entitled to participate in the Company’s long-term incentive plan for the 2019 fiscal year and each fiscal year thereafter, to the extent that the Company offered the 2019 Plan to all of its senior executives. Mr. Herdler’s participation in the 2019 Plan with respect to the 2018 fiscal year resulted in a grant of 275,000 restricted units, which vested in its entirety on June 27, 2019. The Company also agreed to reimburse Mr. Herdler for the cost of a supplemental directors’ and officers’ insurance policy for up to $5,000,000 in aggregate coverage.

The employment agreement provided for certain benefits if Mr. Herdler’s employment was terminated by the Company with or without "Cause" or by Mr. Herdler with or without "Good Reason" or in the event of Mr. Herdler’s death or "Disability" of a "Change in Control" (as such terms are defined in the agreement).

The employment agreement also contained various other covenants and provisions customary for an employment agreement of this nature.

In connection with the cessation of Mr. Herdler’s service as Chief Financial Officer and Senior Vice President of the Company, the Company entered into a Consulting Agreement effective September 23, 2019 (the “Consulting Agreement”) with his management company, ORE Management LLC (the “Consultant”) pursuant to which the Consultant agreed to cause Mr. Herdler (a) to work with the turnaround consultants previously engaged by the Company to assist such consultants in their validation of the Company’s previously developed performance improvement plan with accelerated cost reductions to be implemented in the second half of 2019 and in 2020, (b) to work with such consultants and the Company to develop a comprehensive written action plan and strategy (the “Plan”) to implement the annualized cost reduction targets identified by such consultants and (c) to perform other services related to the development and implementation of the Plan as may be directed by the President and Chief Executive Officer of the Company. During the 14-week term of the Consulting Agreement, the Consultant received a bi-weekly consulting fee of $21,500. If Consultant delivered a Plan during the term of the Consulting Agreement reflecting at least $10 million in projected annualized cost reductions that was validated by the Company’s turnaround consultants and approved by the Company, then the Consultant was eligible to receive an additional fee ranging from $100,000 to $300,000 based on the projected annualized cost reductions, one-time cost reductions and cash collateral reductions (the “Projected Cost Reductions”) set forth in the Plan. Pursuant to this provision, the Consultant received an additional fee of $300,000.

In connection with entering into the Consulting Agreement, Mr. Herdler and the Company also entered into a Severance Agreement and General Release and Waiver of Claims on September 19, 2019 pursuant to which, in consideration for the Company agreeing to pay the final $67,500 installment of his 2019 bonus, maintain certain directors’ and officers’ liability insurance under which Mr. Herdler is an insured and enter into the Consulting Agreement, Mr. Herdler released and discharged the Company and certain other persons and entities from any claims, liabilities and causes of action, whether known or unknown.

James S. Ford

James S. Ford and the Company were parties to an employment agreement effective as of March 1, 2018 pursuant to which Mr. Ford served as Chief Operating Officer and Senior Vice President of the Company. Mr. Ford retired as Chief Operating Officer and Senior Vice President of the Company effective October 1, 2019. Mr. Ford’s initial base salary under his employment agreement with the Company was $375,000 per year.

The employment agreement provided that Mr. Ford was eligible to receive an annual incentive cash bonus with respect to each fiscal year of the Company, provided, except for certain qualifying terminations of employment, that he would not be eligible to receive such bonus if he was not employed on the last day of the fiscal year to which such bonus relates and, further, he would not be eligible for such bonus unless other senior executives of the Company had also earned a bonus for such fiscal year. The amount of the cash bonus was targeted at 50% of his base salary with respect to the applicable fiscal year. Mr. Ford was entitled to a payment of a pro-rata bonus for fiscal year 2019, if any, to be paid at the same time that annual incentive cash bonuses are paid to other current executives of the Company.

Under the employment agreement, Mr. Ford was also entitled to participate in the Company’s long-term incentive plan for the 2018 fiscal year and each fiscal year thereafter, to the extent that the Company offered the 2019 Plan (as defined herein) to all of its senior executives, and his employment agreement provided for a grant of 16,393 restricted units in the Company that were to vest in equal monthly installments over a two year period. Under the employment agreement, Mr. Ford’s participation in the 2019 Plan was to be in an annual amount equal to 50% of Mr. Ford’s base salary, with 50% of such annual amount vesting in equal annual installments over three years and 50% of the annual amount vesting based upon attainment of performance goals as determined by the Compensation Committee. Mr. Ford’s participation in the 2018 Plan with respect to the 2018 and 2018 fiscal years resulted in a cumulative grant of 16,393 restricted units and 136,906 phantom units in the Company; however, the unvested portion of his restricted unit award, equivalent to 3,415 units, was forfeited effective upon Mr. Ford’s resignation.

The employment agreement also provided that Mr. Ford was entitled to relocation benefits, including reimbursement of Mr. Ford’s (i) relocation expenses, (ii) closing costs for the purchase of a home as a result of Mr. Ford’s relocation and (iii) travel expenses associated with up to eight visits by Mr. Ford to his then-current residence and for up to four visits by Mr. Ford’s wife to the Philadelphia area during the first 150 days after the effective date of Mr. Ford’s employment agreement with the Company.

The employment agreement provided for certain benefits if Mr. Ford’s employment was terminated by the Company with or without "Cause" or by Mr. Ford with or without "Good Reason" or in the event of Mr. Ford’s death or "Disability" of a "Change in Control" (as such terms are defined in the agreement). In connection with Mr. Ford’s voluntary separation, the Company agreed to provide Mr. Ford with (a) payment of Mr. Ford’s base salary for a period of 12 months following effective date of Mr. Ford’s termination, to be paid in equal installments in accordance with the normal payroll practices of the Company over a period of 12 months, commencing on the Company’s first regularly scheduled payroll that is at least 10 days following the expiration of the seven day revocation period set forth in the General Release and Waiver of Claims between Mr. Ford and the Company (with the first payment to include all installments that would have been paid had such installments commenced immediately following the Separation Date (as defined in Mr. Ford’s separation agreement with the Company), if any; and (b) payment of a pro-rata Bonus for Fiscal Year 2019, if any, determined by the Company and subject to the restrictions as set forth in Section 3(b)(i) of Mr. Ford’s employment agreement with the Company, which shall be paid at the same time that annual incentive cash bonuses are paid to other executives of the Company.

The employment agreement also included customary covenants running during Mr. Ford’s employment and for 12 months thereafter prohibiting Mr. Ford from directly or indirectly competing with the Company and from solicitation of employees, directors, officers, associates, consultants, agents or independent contractors, customers, suppliers, vendors and others having business relationships with the Company. The employment agreement also contained provisions relating to protection of the Company’s property, its confidential information and ownership of intellectual property as well as various other covenants and provisions customary for an employment agreement of this nature.

In connection with the announcement of Mr. Ford’s departure from the Company, he and the Company entered into a Separation Agreement on September 17, 2019 pursuant to which Mr. Ford was entitled to receive, in addition to payment of amounts due under his employment agreement that had accrued as of his departure date, 12 months of base salary as in effect on his departure date, payable in equal installments in accordance with our normal payroll practices, and a prorated portion of any 2019 bonus, payable at such time as 2019 bonuses, if any, are paid to our other senior executives.

DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Name (1)	($)	($) (2)	($)	($)
Andrew Axelrod (3)	37,625	10,000	—	47,625
Spencer E. Goldenberg (3)	35,500	10,000	—	45,500
Robert B. Hellman	74,250	—	—	74,250
Martin R. Lautman, Ph.D.(3)	22,000	25,000	—	47,000
David Miller (3)	38,500	10,000	—	48,500
Stephen J. Negrotti	154,250	20,000	—	174,250
Leo J. Pound (3)	20,000	10,000	—	30,000
Robert A. Sick (3)	28,000	—	—	28,000
Fenton R. Talbott (3)	35,000	10,000	—	45,000
Patricia D. Wellenbach	142,500	20,000	—	162,500

(1)

Each director denoted was entitled to an annual retainer of $80,000, which could be received in cash, restricted phantom units or a combination of cash and restricted phantom units at the director’s election. A minimum of $20,000 of the $80,000 annual retainer payable to each director was required to be deferred and credited quarterly, in the form of restricted phantom units to each director, except for Messrs. Hellman and Sick. Messrs. Hellman and Sick were not subject to the restricted phantom unit retainer clause, as they were both affiliates of AIM, a former member of StoneMor GP. In addition to the retainers, the same directors were entitled to a meeting fee of $2,000 for each meeting of the board of directors attended in person and $1,500 for each committee meeting attended in person, a fee of $500 for participation by telephone in any board or committee meeting that was greater than one hour, but less than two hours, and $1,000 for participation by telephone in any board or committee meeting that was two hours or more. In addition, Mr. Negrotti received an annual retainer of $15,000 as Chairman of our Audit Committee, Messrs. Miller and Sick received an annual retainer of $10,000 for serving as Chairman of our Compensation Committee and Messrs. Axelrod and Hellman received an annual retainer of $2,500 for serving as Chairman of our Trust and Compliance Committee. Mr. Negrotti and Ms. Wellenbach were paid a fee of $75,000 for serving on the Conflicts Committee. Each director’s annual retainer and committee chair fees were prorated to reflect the length of time in which they sat on our Board and/or chaired one of our Board’s committees. Lastly, each director is entitled to receive restricted phantom shares pursuant to their distribution equivalent rights. The cash amounts shown in the table above are those that were earned in 2019, as well as $10,000 of board fees earned in 2018 but paid in 2019. $16,000 of the cash amounts earned in 2019 were paid in January 2020.

(2)

The shares of restricted phantom common stock awarded as retainer compensation are credited to a mandatory deferred compensation account established for each such person. In addition, for each restricted phantom share in such account, the Company credits the account, solely in additional restricted phantom shares, an amount of distribution equivalent rights so as to provide the restricted phantom shareholders a means of participating on a one-for-one basis in distributions made to holders of our common shares. Payments of the participant’s mandatory deferred compensation account will be made on the earliest of (i) separation of the participant from service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death or (v) change of control of the Company. Any such payment will be made at the Company’s election in the Company’s common shares or cash.

(3)

Messrs. Lautman, Pound, Sick and Talbott resigned as director of the Company effective June 26, 2019, immediately prior to the consummation of the Recapitalization Transactions, and Messrs. Axelrod, Goldenberg and Miller were appointed as directors of the Company at the same time.

LONG-TERM INCENTIVE PLANS

The Board previously adopted the StoneMor Partners L.P. 2014 Long-Term Incentive Plan (the “2014 Plan”). Effective August 22, 2018, the Board amended and restated the 2014 Plan (the “2018 Plan”). On March 27, 2019, the Board amended and restated the 2018 Plan (the “2019 Plan”) to (i) increase the number of common units of the Partnership reserved for issuance under the 2019 Plan and (ii) make certain other clarifying changes and updates to the 2019 Plan. The 2019 Plan permitted the grant of awards covering a total of 4,000,000 common units of the Partnership. A “unit” under the 2019 Plan was defined as a common unit of the Partnership and such other securities as may be substituted or resubstituted for common units of the Partnership, including but not limited to shares of the Company’s common shares.

On December 18, 2019, the Board approved an amendment to the 2019 Plan to increase to 8,500,000 the number of common units of the Partnership authorized for issuance thereunder. On December 31, 2019, the Board approved the assumption of the 2019 Plan and all outstanding awards thereunder by the Company. The 2019 Plan is intended to promote the interests of the Company by providing to employees, consultants and directors of the Company incentive compensation awards to encourage superior performance and enhance the Company’s ability to attract and retain the services of individuals who are essential for its growth and profitability and to encourage them to devote their best efforts to advancing the Company’s business.

Subject to adjustments due to recapitalization or reorganization, the maximum aggregate number of common shares which may be issued pursuant to all awards under the 2019 Plan is 8,500,000. Common shares withheld from an award or surrendered by a recipient to satisfy certain tax withholding obligations of the Company or in connection with the payment of an exercise price with respect to an award will not be considered to be common shares delivered under the 2019 Plan. If any award is forfeited, canceled, exercised, settled in cash or otherwise terminates or expires without the actual delivery of common shares pursuant to the award, the common shares subject to such award will be available again for awards under the 2019 Plan.

The 2019 Plan is administered by the Compensation Committee. The Compensation Committee has full power and authority to: (i) designate participants; (ii) determine the type or types of awards to be granted to a participant; (iii) determine the number of common shares to be covered by awards; (iv) determine the terms and conditions of any award, including, without limitation, provisions relating to acceleration of vesting or waiver of forfeiture restrictions; (v) determine whether, to what extent, and under what circumstances awards may be vested, settled, exercised, canceled or forfeited; (vi) interpret and administer the 2019 Plan and any instrument or agreement relating to an award made under the 2019 Plan; (vii) establish, amend, suspend or waive such rules and regulations and delegate to and appoint such agents as it deems appropriate for the proper administration of the 2019 Plan; and (viii) make any other determination and take any other action that the Compensation Committee deems necessary or desirable for the administration of the 2019 Plan. The Compensation Committee may correct any defect or supply any omission or reconcile any inconsistency in the 2019 Plan or an award agreement as the Compensation Committee deems necessary or appropriate.

Awards under the 2019 Plan may be in the form of: (i) phantom units; (ii) restricted units (including unit distribution rights, referred to as "UDRs"); (iii) options; (iv) unit appreciation rights (“UARs”); (v) distribution equivalent rights (“DERs”); (vi) substitute awards; (vii) performance awards; (viii) unit awards; (ix) cash awards and (x) other unit-based awards. Awards under the 2019 Plan may be granted either alone or in addition to, in tandem with, or in substitution for any other award granted under the 2019 Plan or any other plan of the Company. Awards granted in addition to or in tandem with other awards may be granted at either the same time as or at a different time from the other award. If an award is granted in substitution or exchange for another award, the Compensation Committee shall require the recipient to surrender the original award in consideration for the grant of the new award. Awards under the 2019 Plan may be granted in lieu of cash compensation. Summaries of the different types of awards are provided below:

Phantom Unit Award

A phantom unit award entitles the grantee to receive one common share upon the vesting of each phantom unit or, at the discretion of our Compensation Committee, the cash equivalent of the fair market value of one common share (or a combination of such cash or common shares) for each phantom unit. The Compensation Committee determines the number of phantom units to be granted, the period of time when the phantom units are subject to forfeiture, vesting or forfeiture conditions, which may include accelerated vesting upon the achievement of certain performance goals, and such other terms and conditions the Compensation Committee may establish, including whether DERs are granted with respect to phantom units.

Restricted Unit Award

A restricted unit award entitles the grantee to receive one common share per restricted unit awarded. The awarded units are subject to a restricted period established by the Compensation Committee, during which the award remains subject to forfeiture or is either not exercisable by or payable to the recipient of the award. The Compensation Committee determines the number of restricted units to be granted, the period of time when the restricted units are subject to forfeiture, vesting or forfeiture conditions, which may include accelerated vesting upon the achievement of certain performance goals, and such other terms and conditions the Compensation Committee may establish. Upon or as soon as reasonably practicable following the vesting of a restricted unit, the participant is entitled to receive a certificate evidencing ownership of one common share per unit awarded or to have the restrictions removed from any common share certificate that may have previously been delivered so that the common share will be unrestricted. Recipients of restricted unit awards are entitled to unit distributions rights (“UDRs”), representing the right to receive distributions made with respect to the Company’s common shares. Such UDRs may be payable in cash or as additional restricted units and may be subject to forfeiture and withheld until the restricted units to which they relate cease to be subject to forfeiture, all as determined by the Compensation Committee.

UDR

A UDR is a distribution made by us with respect to a restricted unit. At the discretion of the Compensation Committee, a grant of restricted units may also provide for a UDR, which may be subject to the same forfeiture and other restrictions as the restricted units. If restricted, the distributions will be held, without interest, until the restricted unit vests or is forfeited with the UDR being paid or forfeited at the same time, as the case may be. The Compensation Committee may also provide that distributions be used to acquire additional restricted units. When there is no restriction on the UDRs, UDRs will be paid to the holder of the restricted unit without restriction at the same time as cash distributions are paid by the Company.

Option Award

An option award confers on the grantee the right to purchase common shares at a specified exercise price during specified time periods. The Compensation Committee determines the number of common shares underlying each option, whether DERs are also to be granted with the option, and the exercise price and the conditions and limitations applicable to the exercise of the option.

UAR

A UAR entitles the grantee to receive, in cash or common shares. An amount equal to the excess of the fair market value of one common share on the exercise date of the UAR over the exercise price of the UAR, which may be paid in cash or common shares at the discretion of the Compensation Committee. The Compensation Committee determines the number of common shares to be covered by each grant, whether DERs are granted with respect to such UAR, and the exercise price and the conditions and the limitations applicable to the exercise of the UAR, which may include accelerated vesting upon the achievement of certain performance goals.

DER

A DER entitles the grantee to receive an amount, payable either in cash, common shares and/or phantom shares at the discretion of the Compensation Committee, equal to the distributions or dividends we make with respect to a common share during the period the award is outstanding. At the discretion of the Compensation Committee, any award, other than a restricted unit or unit award, may include a tandem grant of DERs, which may provide that the DERs will be paid directly to the participant, be reinvested into additional awards, be credited to an account subject to the same restrictions as the tandem award, if any, or be subject to such other provisions and restrictions as determined by the Compensation Committee. The Compensation Committee may also grant DERs as stand-alone awards.

Substitute Awards

Awards may be granted under the 2019 Plan in substitution for similar awards held by individuals who become participants of the 2019 Plan as a result of a merger or other transaction with the Company.

Performance Award

A performance award is an award under which the participant’s right to receive a grant and to exercise or receive a settlement of any award and the vesting or timing of such award is subject to performance conditions specified by the Compensation Committee. Performance conditions consist of one or more business criteria or individual performance criteria and a targeted level or levels of performance with respect to each criterion, as determined by the Compensation Committee. The achievement of performance conditions shall be measured over a performance period of up to ten years, as specified by the Compensation Committee. At the end of the applicable performance period, the Compensation Committee shall determine the amount, if any, of the potential performance award to which the recipient is entitled. The settlement of a performance award shall be in cash, common shares or other awards or property at the discretion of the Compensation Committee.

Unit Award

A unit award is a grant of one common share, which is not subject to a restricted period during which the award remains subject to forfeiture or is either not exercisable by or payable to the recipient of the award. Unit awards are granted at the discretion of the Compensation Committee as a bonus or additional compensation or in lieu of cash compensation the recipient would otherwise be entitled to receive, in such amounts as the Compensation Committee determines to be appropriate.

Other Awards and Cash Awards

Other awards, denominated or payable in, valued in whole or in part by reference to or otherwise based on, or settled in, common shares, may be granted by the Compensation Committee, including convertible or exchangeable debt securities, other rights convertible or exchangeable into common shares, purchase rights for common shares and awards with value and payment contingent upon performance of the Company or any other factors designated by the Compensation Committee and awards valued by reference to the book value of the Company’s common shares or the value of securities of or the performance of specified affiliates of the Company. The Compensation Committee determines the terms and conditions of such other equity awards. Additionally, cash awards may also be granted by the Compensation Committee, either as an element of, or supplement to, another award or independent of another award.

Change in Control

Upon a change of control of the Company, the Compensation Committee may undertake one or more of the following actions, which may vary among individual holders and awards: (i) remove forfeiture restrictions on any award; (ii) accelerate the time of exercisability or lapse of a restricted period; (iii) provide for cash payment with respect to outstanding awards by requiring the mandatory surrender of all or some of outstanding awards; (iv) cancel awards that remain subject to a restricted period without payment to the recipient of the award; or (v) make certain adjustments to outstanding awards as the Compensation Committee deems appropriate.

If a director’s membership on the Board terminates for any reason, or an employee’s employment with the Company terminates for any reason, his or her unvested awards will be automatically forfeited unless, and then only to the extent that, our Compensation Committee or grant agreements provide otherwise.

The 2019 Plan became effective on the date of its approval by the Board as of December 18, 2019. The 2019 Plan will continue in effect until the earliest of (i) the date determined by the Board; (ii) the date that all common shares available under the 2019 Plan have been delivered to participants; or (iii) the tenth anniversary of the approval of the 2019 Plan by the Board. The authority of the Board or the Compensation Committee to amend or terminate any award granted prior to such termination, as well as the awards themselves, will extend beyond such termination date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount and percentage of the outstanding shares of our common stock that each of our named executive officers, each of our directors, each person whom we believe beneficial owns 5% or more of the outstanding shares of our common stock and all of our directors and executive officers as a group as of March 1, 2020. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the shares of common stock set forth opposite such beneficial owner’s name.

Name of Beneficial Owner	Position	Amount of Beneficial Ownership	Percent of Class
Joseph M. Redling (1)	President, Chief Executive Officer and a Director	1,003,301	1.1%
Jeffrey DiGiovanni	Chief Financial Officer and Senior Vice President	40,349	*
Garry P. Herdler	Former Chief Financial Officer and Senior Vice President	205,021	*
Austin K. So	Senior Vice President, Chief Legal Officer and Secretary	114,267	*
James S. Ford	Former Chief Operating Officer	119,887	*
Robert B. Hellman, Jr. (2)(3)	Director	7,505,698	7.9%
Spencer E. Goldenberg	Director	—	*
Stephen J. Negrotti	Director	13,584	*
Andrew Axelrod (4)(5)	Director	49,517,272	52.4%
David Miller	Director	905,945	1.0%
Patricia D. Wellenbach	Director	6,064	*
All current directors and executive officers as a group (10 persons)		59,106,480	62.6%
Axar Capital Management, LP (1330 Avenue of the Americas, 30th Floor, New York, NY 10019) (5)		49,517,272	52.4%
StoneMor GP Holdings, LLC (950 Tower Lane, Suite 800, Foster City, CA 94464) (4)		5,099,969	5.4%
Mangrove Partners Master Fund Ltd. (c/o Maples Corporate Services, Ltd., PO Box 309, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands KY1-1104) (6)		10,294,832	10.9%

*	Less than one percent
(1)

Excludes 421,875 shares of restricted common stock included in the award of 750,000 restricted common units granted to Mr. Redling that will not vest within 60 days of March 1, 2020, as these unvested shares of restricted common stock confer no common stockholder rights to Mr. Redling.

(2)

Mr. Hellman’s beneficial ownership includes 41,567 shares of common stock held by Mr. Hellman directly, 5,099,969 shares of common stock held by StoneMor GP Holdings, LLC and 2,364,162 shares of common stock held by ACII. AUH is the sole manager of ACII. Messrs. Matthew P. Carbone and Robert B. Hellman Jr. are managing members of AUH, collectively referred to as the "managing members." The managing members may be deemed to share voting and dispositive power over the common stock held by ACII. ACII is owned by its members: AIM II, AIM FFII and AIM II StoneMor. AIM II StoneMor is owned by AIM Management II and AIM II Offshore. AIM Management II is the general partner of AIM II, AIM FFII and AIM II Offshore. Mr. Hellman is a managing member of AIM Management II and the president of AIM II StoneMor.

(3)	Information other than percentage of class beneficially owned is based on a Schedule 13D/A filed on January 3, 2020.
(4)

Represents shares beneficially owned by Axar Capital Management, LP as investment manager for certain funds and managed accounts with respect to the shares they hold. Mr. Axelrod is the sole member of Axar GP, LLC, the general partner of Axar Capital Management, LP.

(5)	Information other than percentage of class beneficially owned is based on a Schedule 13D/A filed on January 2, 2020.
(6)	Information other than percentage of class beneficially owned is based on a Schedule 13G filed on January 3, 2020.

EQUITY COMPENSATION PLAN INFORMATION

The following table details information regarding the 2019 Plan as of December 31, 2019:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights $(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders—2019 Plan	6,059,219	1.20	986,552
Total	6,059,219	$1.20	986,552

(1)	Excludes 43,594 phantom shares and 515,625 restricted shares awarded under the 2019 Plan.

For more information related to our 2019 Plan, see Note 14, Long Term Incentive Plan to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

INDEPENDENCE OF DIRECTORS

For a list of our directors as of March 1, 2020, see Part III, Item 10, Directors, Executive Officers and Corporate Governance in this Annual Report. Our Board has concluded that all of our directors other than Andrew M. Axelrod and Joseph M. Redling, and all of the members of our Audit Committee and our Compensation Committee, are independent within the meaning of the NYSE listing standards.

RELATED PARTY TRANSACTIONS POLICY AND PROCEDURES

Prior to consummation of the Merger on December 31, 2019, the Board had established a Conflicts Committee, which was authorized to exercise all of the power and authority of the Board in connection with investigating, reviewing and acting on matters referred or disclosed to it where a conflict of interest exists or arises and performing such other functions as the Board may assign to the Conflicts Committee from time to time. The Conflicts Committee was responsible for reviewing all matters involving a conflict of interest submitted to it by the Board or as required by any written agreement involving a conflict of interest to which we are a party. In reviewing any transaction or proposed transaction, the Conflicts Committee determined whether the transaction complied with our policies on conflicts of interests.

Effective upon consummation of the Merger, the Board adopted a new charter for the Audit Committee. As set forth in that charter, it is our policy that we will not enter into any transaction that would need to be disclosed in this Item 13 unless the Audit Committee or another independent body of the Board first reviewed and approved the transaction.

As of March 1, 2020, Axar beneficially owns 52.4% of our outstanding common stock, which constitutes a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of NYSE corporate governance standards. For discussion on certain risks and uncertainties attributable to us being a controlled company, see Part I, Item 1A. Risk Factors of this Annual Report.

On February 4, 2019, the Partnership entered into the Eighth Amendment and Wavier to Credit Agreement with, among other parties, certain funds affiliated with Axar Capital Management, LP (collectively, the “Axar Lenders”) pursuant to which, among other things, the Axar Lenders agreed to provide an up to $35.0 million bridge financing in the form of a Tranche B Revolving Credit Facility (the “Tranche B Facility”). Borrowings under the financing arrangement including the Tranche B Facility were collateralized by a perfected first priority security interest in substantially all assets of the Partnership and the other borrowers thereunder held for the benefit of the existing Tranche A Revolving Lenders and bore interest at a fixed rate of 8.0%. Borrowings under the Tranche B Facility on original date thereof were subject to an original issue discount in the amount of $0.7 million, which was recorded as original issue discount, and the Partnership paid additional interest in the amount $0.7 million at the termination and payment in full of the financing arrangement, which will be accreted to interest expense over the term of the financing arrangement. As of the date of the transaction, funds and/or managed accounts for which Axar Capital Management, LP served as investment manager (collectively, the “Axar Vehicles”) beneficially owned approximately 19.5% of the Partnership’s outstanding common units. The highest outstanding principal amount under the Tranche B Facility during 2019 was $35.0 million, all of which was repaid (together with interest, including the original issue discount, in the amount of $2.2 million, in connection with the Recapitalization Transactions.

On June 27, 2019, the Axar Vehicles, David Miller and certain other investors (individually a “Purchaser” and collectively the “Purchasers”) and the Company entered into the Series A Preferred Unit Purchase Agreement (the “Series A Purchase Agreement” and the transactions contemplated thereby, the “Preferred Offering”) pursuant to which the Partnership sold to the Purchasers an aggregate of 52,083,333 of the Partnership’s Series A Preferred Units (the “Preferred Units”) at a purchase price of $1.1040 per Preferred Unit, reflecting an 8% discount to the liquidation preference of each preferred unit, for an aggregate purchase price of $57.5 million. The Axar Vehicles purchased an aggregate of 39,764,492 Preferred Units for an aggregate purchase price of $43.9 million and David Miller purchased an aggregate of 996,377 Preferred Units for an aggregate purchase price of $1.1 million. Immediately prior to consummation of the Preferred Offering, Andrew M. Axelrod, the sole member of Axar GP, LLC, the general partner of Axar Capital Management, LP, and Mr. Miller were appointed directors of the Partnership’s general partner.

On June 27, 2019, the Partnership also consummated a private placement of $385.0 million of 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024 to certain financial institutions (collectively with the Preferred Offering, the “Recapitalization Transactions”) pursuant to the terms of an indenture dated June 27, 2019 by and among the Company, Cornerstone Family Services of West Virginia Subsidiary, Inc. (collectively with the Company, the “Issuers”), certain direct and indirect subsidiaries of the Company (as guarantors), the initial purchasers party thereto and Wilmington Trust, National Association, as trustee. A portion of the net proceeds of the Recapitalization Transactions were used to repay the outstanding principal balance of and accrued and unpaid interest on the Tranche B Facility with the Axar Lenders.

On October 25, 2019, the Partnership completed the Rights Offering. In accordance with the terms of the Preferred Units as set forth in the Partnership’s Third Amended and Restated Agreement of Limited Partnership dated as of June 27, 2019, the gross proceeds from the Rights Offering were used to redeem an aggregate of 3,039,380 Preferred Units at a redemption price of $1.20 per Preferred Unit, including (i) 1,921,135 Preferred Units redeemed from the Axar Vehicles for an aggregate redemption price of $2,305,362 and (ii) 90,432 Preferred Units redeemed from the David Miller for an aggregate redemption price of $108,518. In addition, Messrs. Redling and Negrotti participated and acquired 422,341 and 7,519 common units, respectively, in the Rights Offering.

In December 2019, we purchased a $30 million participation in a $70 million new debt facility issued by Payless Holdings LLC (“Payless”). Funds and accounts affiliated with Axar also invested $20 million in this facility. The investment was initially proposed by our Chairman of the Board, Mr. Axelrod and subsequently approved by the Board. The Axar funds controlled by Mr. Axelrod own approximately 30% of the equity of Payless, and Mr. Axelrod serves on Payless’ board of directors. Our investment in Payless represents approximately 4% of the total fair market value of all of our trusts as of December, 31, 2019.

On April 1, 2020, we entered into the Axar Commitment with Axar pursuant to which Axar committed to (a) purchase shares of our Series A Preferred Stock with an aggregate purchase price of $8.8 million on April 3, 2020, (b) exercise its basic rights in the rights offering by tendering the shares of Series A Preferred Stock so purchased for shares of our common stock, $0.01 par value per share and (c) purchase any shares offered in the rights offering for which other stockholders do not exercise their rights, up to a maximum of an additional $8.2 million of such shares. We did not pay Axar any commitment, backstop or other fees in connection with the Axar Commitment.

On April 3, 2020, as contemplated by the Axar Commitment, we and the 2020 Purchasers entered into the 2020 Preferred Purchase Agreement pursuant to which we sold 176 shares of our Series A Preferred Stock, par value $0.01 per share, for a cash price of $50,000 per share, an aggregate of $8.8 million. The 2020 Purchasers are funds or accounts managed by Axar.

OMNIBUS AGREEMENT

On September 20, 2004, we entered into an omnibus agreement (the "Omnibus Agreement") with McCown De Leeuw, a private equity investment firm and a founder of Cornerstone, CFS, CFSI and StoneMor Operating LLC.

Under the Omnibus Agreement, as long as the general partner of the Partnership is an affiliate of McCown De Leeuw, McCown De Leeuw will agree, and will cause its controlled affiliates to agree, not to engage, either directly or indirectly, in the business of owning and operating cemeteries and funeral homes (including the sales of cemetery and funeral home products and services) in the U.S. On November 30, 2010, MDC IV Liquidating Trusts became successors to McCown De Leeuw, and

McCown De Leeuw was subsequently terminated. The MDC IV Liquidating Trusts assumed and agreed to be bound by and perform all of the obligations and duties of McCown De Leeuw under the Omnibus Agreement.

The Omnibus Agreement may not be further amended without the prior approval of the Audit Committee if we determine that the proposed amendment will adversely affect holders of our common stock. Any further action, notice, consent, approval or waiver permitted or required to be taken or given by us under the indemnification provisions of the Omnibus Agreement as amended must be taken or given by the Audit Committee.

MATTERS PERTAINING TO FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER

On October 12, 2018, a former President and Chief Executive Officer of the Company, Lawrence Miller, and the Company entered into a letter agreement (the “Agreement”) that resolved the number of units that vested upon Mr. Miller’s retirement as the Company’s President and Chief Executive Officer in May 2017 pursuant to awards made under the 2019 Plan. The parties agreed that a total of 22,644 time-based units and 63,836 performance-based units vested under such awards in accordance with the terms of the Separation Agreement dated March 27, 2017 between Mr. Miller and the Company (the “Separation Agreement”). The parties also agreed that a total of $340,751.40 will be paid to Mr. Miller pursuant to distribution equivalent rights with respect to those units.

In connection with entering into the Agreement, Mr. Miller resigned as a director of the Board. The Company paid Mr. Miller his distribution equivalent rights in October 2018 and issued the vested units in February 2019, after it had filed all reports it was required to file under the Securities Exchange Act of 1934, as amended. The Agreement also included a customary release by Mr. Miller of any further claims with respect to the 2019 Plan, including the referenced awards, and any right to appoint a “Founder Director” under the terms of the Company’s Second Amended and Restated Limited Liability Company Agreement, as amended. During 2018 and 2019, Mr. Miller received $528,000 and $467,000, respectively as additional cash severance pursuant to the terms of the Separation Agreement.

PARENTS OF SMALLER REPORTING COMPANIES

As a smaller reporting company, we are required to list all “parents” of the Company showing the basis of control and, as to each such parent, the percentage of voting securities owned or other basis of control by its immediate parent. For this purpose, a “parent” is an affiliate that, directly or indirectly through one or more intermediaries, controls an entity. The only person that we believe is or may be deemed to be a “parent” of the Company is Axar Capital Management, LP based on (i) its ownership of 49,517,272, or approximately 52.4%, of our outstanding common stock and (ii) the fact that Andrew M. Axelrod, the Chairman of our Board, is the sole member of the general partner of Axar Capital Management, LP.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Grant Thornton LLP for the audit of our annual financial statements for fiscal years 2019 and 2018, along with audit-related services and all other services rendered by Grant Thornton LLP for fiscal years 2019 and 2018:

	Years Ended December 31,
	2019	2018
Audit fees	$1,832,040	$2,299,550
Audit-related fees	262,338	—
Tax fees	—	84,250
	$2,094,378	$2,383,800

The category of "Audit fees" includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. The decrease in fees in 2019 was primarily the result of non-recurring fees for audit work performed in 2018 with regards to the implementation of ASC 606 and out-of-scope procedures.

The category of "Audit-related fees" includes fees for services related to providing consents for our various registration statements.

The category of "Tax fees" includes fees for the consultation and preparation of federal, state and local tax returns, as well as consultation on tax compliance matters.

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Grant Thornton LLP was compatible with the maintenance of each firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15.	EXHIBITS INDEX AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements
(1)	The following financial statements of StoneMor Inc. are included in Part II, Item 8. Financial Statements and Supplementary Data:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

Consolidated Statements of Owners’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

(2)	Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Annual Report on Form 10-K (the “Annual Report”).
(b)

The documents listed in the Exhibit Index of this Annual Report are filed with or incorporated by reference in this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

3.1*	Certificate of Incorporation of StoneMor Inc.	8-K	3.1	December 31, 2019

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock of StoneMor Inc.

3.3*	Bylaws of StoneMor Inc.	8-K	3.2	December 31, 2019

4.1*	Indenture dated as of June 27, 2019 by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the initial purchasers named therein, the guarantors named therein and Wilmington Trust, National Association, as trustee, including the form of 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024	8-K	4.1	June 28, 2019

4.2*	First Supplemental Indenture, dated as of December 31, 2019, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., StoneMor Inc., the Subsidiary Guarantors and Wilmington Trust, National Association	8-K	4.1	December 31, 2019

4.3

Second Supplemental Indenture, dated as of January 30, 2020, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., StoneMor Inc., StoneMor LP Holdings, LLC and Wilmington Trust, National Association

4.4*	Third Supplemental Indenture, dated as of April 1, 2020, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc. and Wilmington Trust, National Association	8-K	4.1	April 2, 2020

4.5*	Form of 9.875%/11.500% Senior Secured PIK Toggle Note due 2024 (included in Exhibit 4.1)	8-K	4.2	June 28, 2019

4.6*	Collateral Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, as collateral agent	8-K	4.3	June 28, 2019

4.7

Supplement to Collateral Agreement dated January 30, 2020 by StoneMor LP Holdings, LLC to Collateral Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, as collateral agent

4.8*	Registration Rights Agreement dated June 27, 2019 by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the guarantors name therein and the initial purchasers named therein	8-K	4.4	June 28, 2019

4.9	Description of Common Stock

10.1*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004	10-Q	10.4	September 30, 2004

10.2*

Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company

		8-K	10.1	January 28, 2011

10.3*	Lease Agreement, dated as of September 26, 2013, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor	8-K	10.1	October 2, 2013

10.4*	Amendment No. 1 to Lease Agreement, dated as of March 20, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor	8-K	10.1	March 26, 2014

10.5*	Amendment No. 2 to Lease Agreement, dated as of May 28, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P.	10-Q	10.3	August 8, 2014

10.6*	Registration Rights Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., StoneMor GP LLC, SMP SPV LLC, Star V Partners LLC, Blackwell Partners LLC –Series E, David Miller, MPF Investco 6, LLC, MPF Investco 7, LLC, MPF Investco 8, LLC, The Mangrove Partners Fund, L.P. and The Mangrove Partners Fund (Cayman Partnership), L.P.	8-K	10.2	June 28, 2019

10.7*	Registration Rights Agreement dated as of January 30, 2020 by and among StoneMor Inc., American Cemeteries Infrastructure Investors, LLC, StoneMor GP Holdings, LLC and certain funds and managed accounts for which Axar Capital Management, LP serves as investment manager	8-K	10.1	February 4, 2020

10.8*	Asset Sale Agreement dated as of December 4, 2019 by and among Carriage Funeral Holdings, Inc., StoneMor California Subsidiary, Inc. and StoneMor California, Inc.	8-K	2.1	December 5, 2019

10.9*	Series A Preferred Unit Purchase Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., SMP SPV LLC, Star V Partners LLC, Blackwell Partners LLC –Series E, David Miller, MPF Investco 6, LLC, MPF Investco 7, LLC, MPF Investco 8, LLC, The Mangrove Partners Fund, L.P. and The Mangrove Partners Fund (Cayman Partnership), L.P.	8-K	10.1	June 28, 2019

10.10

Nomination and Director Voting Agreement dated as of September 27, 2018 by and among StoneMor GP LLC, Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC.

10.11

First Amendment to Nomination and Director Voting Agreement dated as of February 4, 2019 by and among StoneMor GP LLC, Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC.

10.12

Second Amendment to Nomination and Director Voting Agreement dated as of Juke 27. 2019 by and among StoneMor GP LLC, Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC.

10.13†*	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Martin R. Lautman, William Shane, Allen R. Freedman, effective September 20, 2004	10-Q	10.9	November 15, 2004

10.14†*	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007	10-Q	10.9	November 15, 2004

10.15†*	Form of Indemnification Agreement by and between StoneMor GP LLC and Leo J. Pound and Jonathan Contos, dated February 26, 2015	10-Q	10.1	May 8, 2015

10.16†*	Indemnification Agreement, dated May 16, 2017, by and between StoneMor GP LLC and R. Paul Grady	8-K	10.2	May 22, 2017

10.17†*	Indemnification Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Mark Miller	8-K	10.4	May 22, 2017

10.18†*	Indemnification Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Robert A. Sick	8-K	10.5	May 22, 2017
10.19†*	Indemnification Agreement effective June 15, 2018 by and between StoneMor GP LLC and Patricia Wellenbach	8-K	10.6	June 18, 2018

10.20†*	Indemnification Agreement effective June 15, 2018 by and between StoneMor GP LLC and Stephen J. Negrotti	8-K	10.7	June 18, 2018

10.21†*	Indemnification Agreement effective July 16, 2019 by and between StoneMor GP LLC and Andrew M. Axelrod	8-K	10.8	July 22, 2019

10.22†*	Indemnification Agreement effective July 16, 2019 by and between StoneMor GP LLC and Spencer E. Goldenberg	8-K	10.9	July 22, 2019

10.23†*	Indemnification Agreement effective July 16, 2019 by and between StoneMor GP LLC and David Miller	8-K	10.10	July 22, 2019

10.24†*	Form of StoneMor Inc. Indemnification Agreement	8-K	10.1	December 31, 2019

10.25†*	Employment Agreement by and between Joseph M. Redling and StoneMor GP LLC, dated June 29, 2018	8-K	10.1	July 3, 2018

10.26†*	Employment Agreement dated September 19, 2019 by and between StoneMor GP LLC and Jeffrey DiGiovanni	8-K	10.3	September 19, 2019

10.27†*	Employment Agreement by and between Austin K. So and StoneMor GP LLC, dated June 15, 2018	8-K	10.3	June 18, 2018

10.28†*	StoneMor Amended and Restated 2019 Long-Term Incentive Plan	8-K	10.1	April 2, 2019

10.29†*	First Amendment to the StoneMor Amended and Restated 2019 Long-Term Incentive Plan	8-K	10.1	December 20, 2019

10.30†*	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Andrew M. Axelrod	8-K	10.5	July 22, 2019

10.31†	Amendment to Director Restricted Phantom Unit Agreement dated November 7, 2019 by and between StoneMor GP LLC and Andrew M. Axelrod

10.32†*	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Spencer E. Goldenberg	8-K	10.6	July 22, 2019

10.33†*	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and David Miller	8-K	10.7	July 22, 2019

10.34†*	Director Restricted Phantom Unit Agreement effective June 15, 2018 by and between StoneMor GP LLC and Stephen J. Negrotti	8-K	10.5	June 18, 2018

10.35†*	Director Restricted Phantom Unit Agreement effective June 15, 2018 by and between StoneMor GP LLC and Patricia D. Wellenbach	8-K	10.4	June 18, 2018

10.36†*	Executive Restricted Unit Award Agreement dated July 18, 2018 by and between StoneMor GP LLC and Joseph M. Redling	8-K	10.1	July 24, 2018

10.37†	Form of StoneMor Amended and Restated 2019 Long-Term Incentive Plan Option Agreement

10.38†*	Severance Agreement and General Release and Waiver of Claims by and among StoneMor GP LLC and Garry P. Herdler	8-K	10.2	September 19, 2019

10.39†*	Employment Agreement dated April 10, 2019 by and between StoneMor GP LLC and Garry P. Herdler	8-K	10.1	April 16, 2019

10.40†*	Retirement Agreement dated as of April 10, 2019 by and between Mark L. Miller and StoneMor GP LLC	8-K	10.3	April 16, 2019

10.41†*	Employment Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Mark Miller	8-K	10.3	May 22, 2017

10.42†*	Separation Agreement by and among StoneMor GP LLC and James Ford	8-K	10.4	September 19, 2019

10.43†*	Employment Agreement dated March 1, 2018 by and between StoneMor GP LLC and James Ford	8-K	10.1	March 2, 2018

10.44*	Letter Agreement dated April 1, 2020 by and between Axar Capital Management, LP and StoneMor Inc.	8-K	10.1	April 2, 2020

10.45	Series A Preferred Stock Purchase Agreement dated April 3, 2020 by and among StoneMor, Inc., Axar CL SPV LLC, Star V Partners LLC and Blackwell Partners LLC –Series E

10.46	Master Services Agreement (Unionized Locations) dated April 2, 2020 by and between StoneMor Operating LLC and Rickert Landscaping, Inc.

10.47	Master Services Agreement dated April 2, 2020 by and between StoneMor Operating LLC and Moon Landscaping, Inc.

21.1	Subsidiaries of Registrant

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

101

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018; (iii) Consolidated Statements of Owners’ Equity; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018; and (v) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Inc.

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement
ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR INC.

April 7, 2020	By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph M. Redling	President and Chief Executive Officer and Director	April 7, 2020
Joseph M. Redling (Principal Executive Officer)

/s/ Jeffrey DiGiovanni	Senior Vice President and Chief Financial Officer	April 7, 2020
Jeffrey DiGiovanni (Principal Financial and Accounting Officer)

/s/ Andrew Axelrod	Chairman of the Board	April 7, 2020
Andrew Axelrod

/s/ Robert B. Hellman, Jr.	Director	April 7, 2020
Robert B. Hellman, Jr.

/s/ Spender Goldberg	Director	April 7, 2020
Spencer Goldberg

/s/ David Miller	Director	April 7, 2020
David Miller

/s/ Stephen J. Negrotti	Director	April 7, 2020
Stephen J. Negrotti

/s/ Patricia D. Wellenbach	Director	April 7, 2020
Patricia D. Wellenbach