Form 10-Q
period 2020-03-31
Stonemor Inc.
filed 2020-05-15
CIK 1753886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

The number of the registrant’s outstanding common stock at May 13, 2020 was 94,506,848.

FORM 10-Q OF STONEMOR INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STONEMOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$27,066	$34,867
Restricted cash	20,400	21,900
Accounts receivable, net of allowance	55,516	55,794
Prepaid expenses	6,649	4,778
Assets held for sale	77,850	23,858
Other current assets	13,593	17,142
Total current assets	201,074	158,339

Long-term accounts receivable, net of allowance	71,474	75,549
Cemetery property	303,628	320,605
Property and equipment, net of accumulated depreciation	93,472	103,400
Merchandise trusts, restricted, at fair value	437,638	517,192
Perpetual care trusts, restricted, at fair value	284,832	343,619
Deferred selling and obtaining costs	113,611	114,944
Deferred tax assets	87	81
Intangible assets	55,942	56,246
Other assets	26,661	29,393
Total assets	$1,588,419	$1,719,368

Liabilities and Owners' Equity
Current liabilities:
Accounts payable and accrued liabilities	$49,941	$55,134
Liabilities held for sale	52,437	20,668
Accrued interest	117	125
Current portion, long-term debt	2,139	374
Total current liabilities	104,634	76,301

Long-term debt, net of deferred financing costs	341,443	367,963
Deferred revenues	867,407	949,375
Deferred tax liabilities	35,847	34,613
Perpetual care trust corpus	284,832	343,619
Other long-term liabilities	47,368	49,987
Total liabilities	1,681,531	1,821,858
Commitments and contingencies

Owners' equity:
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 94,477,102 and 94,447,356 shares issued and outstanding, respectively	944	944
Paid-in capital in excess of par value	(103,059)	(103,434)
Retained earnings	9,003	—
Total owners' equity	(93,112)	(102,490)
Total liabilities and owners' equity	$1,588,419	$1,719,368

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share and per unit data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Cemetery:
Interments	$15,954	$15,944
Merchandise	15,166	16,541
Services	15,560	15,967
Investment and other	11,386	9,458
Funeral home:
Merchandise	6,568	6,275
Services	6,611	7,284
Total revenues	71,245	71,469
Costs and Expenses:
Cost of goods sold	9,925	9,743
Cemetery expense	17,848	17,247
Selling expense	13,049	14,733
General and administrative expense	10,316	11,439
Corporate overhead	8,501	13,413
Depreciation and amortization	2,459	2,757
Funeral home expenses:
Merchandise	1,776	2,317
Services	5,397	5,553
Other	3,485	3,630
Total costs and expenses	72,756	80,832

Gain on sale of businesses	24,086	—
Operating income (loss)	22,575	(9,363)
Interest expense	(12,284)	(13,171)
Income (loss) from operations before income taxes	10,291	(22,534)
Income tax expense	(1,288)	—
Net income (loss)	$9,003	$(22,534)
Net income (loss) per common share (basic)(1)	$0.10	$(0.59)
Net income (loss) per common share (diluted)(1)	$0.10	$(0.59)
Weighted average number of common shares outstanding - basic(2)	94,472	38,031
Weighted average number of common shares outstanding - diluted(2)	94,472	38,031

(1)

For the three months ended March 31, 2020, represents net income divided by weighted average number of common shares outstanding and for the three months ended March 31, 2019, represents net loss divided by weighted average number of common limited partner units outstanding.

(2)

For the three months ended March 31, 2020, represents weighted average number of common shares outstanding and for the three months ended March 31, 2019, represents weighted average number of common limited partner units outstanding.

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands, except units and shares)

	Common Stock
	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Retained Earnings	Total
Three Months Ended March 31, 2020
December 31, 2019	94,447,356	$944	$(103,434)	$—	$(102,490)
Common stock awards under incentive plans	29,746	—	375	—	375
Net income	—	—	—	9,003	9,003
March 31, 2020	94,477,102	$944	$(103,059)	$9,003	$(93,112)

	Partners’ Deficit
	Outstanding Common Units	Common Limited Partners	General Partner	Total
Three Months Ended March 31, 2019
December 31, 2018	37,958,645	$(2,570)	$(4,008)	$(6,578)
Common unit awards under incentive plans	301,826	277	—	277
Net loss	—	(22,300)	(234)	(22,534)
March 31, 2019	38,260,471	$(24,593)	$(4,242)	$(28,835)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$9,003	$(22,534)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cost of lots sold	1,296	1,522
Depreciation and amortization	2,459	2,757
Provision for bad debt	1,144	2,042
Non-cash compensation expense	375	277
Non-cash interest expense	5,260	4,429
Gain on sale of businesses	(24,086)	—
Changes in assets and liabilities:
Accounts receivable, net of allowance	(1,595)	(1,965)
Merchandise trust fund	(1,829)	(5,990)
Other assets	2,338	(4,382)
Deferred selling and obtaining costs	(1,178)	17
Deferred revenues	6,434	8,584
Deferred taxes, net	1,228	—
Payables and other liabilities	(6,087)	2,140
Net cash used in operating activities	(5,238)	(13,103)
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(2,073)	(1,903)
Proceeds from divestitures	28,190	—
Net cash provided by (used in) investing activities	26,117	(1,903)
Cash Flows From Financing Activities:
Proceeds from borrowings	2,639	24,562
Repayments of debt	(32,181)	(253)
Principal payment on finance leases	(425)	(366)
Cost of financing activities	(213)	(2,636)
Net cash (used in) provided by financing activities	(30,180)	21,307
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,301)	6,301
Cash, cash equivalents and restricted cash—Beginning of period	56,767	18,147
Cash, cash equivalents and restricted cash—End of period	$47,466	$24,448
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,015	$2,842
Cash paid during the period for income taxes	—	41
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$848	$932
Operating cash flows from finance leases	116	116
Financing cash flows from finance leases	425	366
Non-cash investing and financing activities:
Acquisition of assets by financing	$—	$1,314
Net transfers within assets held for sale	80,822	—
Accrued paid-in-kind interest on Senior Secured Notes	3,615	—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

Effective as of December 31, 2019, pursuant to that certain Merger and Reorganization Agreement (as amended, the “Merger Agreement”) by and among StoneMor GP LLC (“StoneMor GP”), a Delaware limited liability company and the general partner of StoneMor Partners L.P. (the “Partnership”), the Partnership, StoneMor GP Holdings LLC, a Delaware limited liability company and formerly the sole member of GP (“GP Holdings”) and Hans Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of GP (“Merger Sub”), GP converted from a Delaware limited liability company into a Delaware corporation named StoneMor Inc. (the “Company”) and Merger Sub was merged with and into the Partnership (the “Merger”). The Company is the successor registrant to the Partnership pursuant to Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”) and Rule 12g-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As used in this Quarterly Report on Form 10-Q (the “Quarterly Report”), unless the context otherwise requires, references to the terms the “Company,” “StoneMor,” “we,” “us,” and “our” refer to StoneMor Inc. and its consolidated subsidiaries for all periods from and after the Merger and to StoneMor Partners L.P. and its consolidated subsidiaries for all periods prior to the Merger.

Nature of Operations

The Company is a provider of funeral and cemetery products and services in the death care industry in the United States. As of March 31, 2020, the Company operated 319 cemeteries in 27 states and Puerto Rico, of which 289 were owned and 30 were operated under lease, management or operating agreements. The Company also owned and operated 88 funeral homes, including 41 located on the grounds of cemetery properties that the Company owned, in 17 states and Puerto Rico.

The Company’s cemeteries provide cemetery property interment rights, such as burial lots, lawn and mausoleum crypts, and cremation niches. Cemetery merchandise is comprised of burial vaults, caskets, grave markers and memorials. Cemetery services include the installation of this merchandise and other service items. The Company sells these products and services both at the time of death, which is referred to as at-need, and prior to the time of death, which is referred to as pre-need.

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
•

StoneMor GP contributed the common units in the Partnership it received from GP Holdings to StoneMor LP Holdings, LLC (“LP Sub”), a Delaware limited liability company and wholly-owned subsidiary of StoneMor GP;

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements, which are unaudited, have been prepared in accordance with the requirements of the Quarterly Report on Form 10-Q and Generally Accepted Accounting Principles (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Annual Reports on Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statement as of December 31, 2019, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with Securities and Exchange Commission ("SEC") on April 7, 2020 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto presented in the Annual Report. The results of operations for the three months ended March 31, 2020 may not necessarily be indicative of the results of operations for the full year ending December 31, 2020.

The unaudited condensed consolidated financial statements include the accounts of each of the Company’s 100% owned subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The Company operates 30 cemeteries under long-term leases, operating agreements and management agreements. The operations of 16 of these managed cemeteries have been consolidated.

The Company operates 14 cemeteries under long-term leases and other agreements that do not qualify as acquisitions for accounting purposes. As a result, the Company did not consolidate all of the existing assets and liabilities related to these cemeteries. The Company has consolidated the existing assets and liabilities of the merchandise and perpetual care trusts associated with these cemeteries as variable interest entities, since the Company controls and receives the benefits and absorbs any losses from operating these trusts. Under the long-term leases, and other agreements associated with these properties, which are subject to certain termination provisions, the Company is the exclusive operator of these cemeteries and earns revenues related to sales of merchandise, services and interment rights and incurs expenses related to such sales, including the maintenance and upkeep of these cemeteries. Upon termination of these agreements, the Company will retain all of the benefits and related contractual obligations incurred from sales generated during the agreement period. The Company has also recognized the existing customer contract-related performance obligations that it assumed as part of these agreements.

COVID-19 and Business Interruption

The outbreak of COVID-19, which has reached pandemic proportions (“COVID-19 Pandemic”), poses a significant threat to the health and economic wellbeing of the Company’s employees, customers and vendors. The Company’s operations have been deemed essential by the state and local governments in which it operates, with the exception of Puerto Rico, and the Company is actively working with federal, state and local government officials to ensure that it continues to satisfy their requirements for offering the Company’s essential services. The operation of all of the Company’s facilities is critically dependent on the Company’s employees who staff these locations. To ensure the wellbeing of the Company’s employees and their families, the Company has provided every employee of the Company with detailed health and safety literature on COVID-19, such as the Centers for Disease Control and Prevention (the “CDC”)’s industry-specific guidelines for working with the deceased who were and may have been infected with COVID-19. In addition, the Company’s procurement and safety teams have updated and developed new safety-oriented guidelines to support daily field operations and continue to provide personal protection equipment to those employees whose positions necessitate them, and the Company has implemented work from home policies at the Company’s corporate office consistent with the CDC’s guidance to reduce the risks of exposure to COVID-19 while still supporting the families that we serve. The Company has not experienced any significant disruptions to its business as a result of the work from home policies in its corporate office.

The Company’s marketing and sales team quickly responded to the sales challenges presented by the COVID-19 Pandemic by implementing virtual meeting options using a variety of web-based tools to ensure that the Company’s sales personnel can continue to connect with and meet the needs of the Company’s customers in a safe, effective and productive manner. Some of the Company’s locations are providing live video streaming of their funeral and burial services to customers or providing other alternatives that respect social distancing, so that family and friends can connect during their time of grief.

Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially. Over the last two weeks of the quarter, the Company saw its pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. In addition, the Company’s pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. While the Company expects its pre-need sales to be challenged during the COVID-19 Pandemic, the Company believes the implementation of its virtual meeting tools is one of several key steps to mitigate this disruption. In addition, the Company expects that throughout this disruption its cemeteries and funeral homes will remain open and available to serve its families in all the locations in which it operates to the extent permitted by local authorities, with the exception of Puerto Rico.

The Company expects the COVID-19 Pandemic to continue to have an adverse effect on its results of operations and cash flows, however the Company cannot presently predict, with certainty, the scope and severity of that impact. The Company may incur additional costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. In the event there are confirmed diagnoses of COVID-19 within a significant number of the Company’s facilities, the Company may incur costs related to the closing and subsequent cleaning of these facilities and the ability to adequately staff the impacted sites. As a result of the implications of COVID-19, the Company assessed long-lived assets for impairment and concluded no assets were impaired as of March 31, 2020.

Sources and Uses of Liquidity

The Company’s primary sources of liquidity are cash generated from operations and proceeds from asset sales. The Company’s primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service. In general, as part of its operating strategy, the Company expects to fund:

•	working capital deficits through available cash, cash generated from operations, proceeds from asset sales and proceeds from equity offerings;
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

While the Company relies heavily on its available cash and cash flows from operating activities to execute its operational strategy and meet its financial commitments and other short-term financial needs, the Company cannot be certain that sufficient capital will be generated through operations or be available to the Company to the extent required and on acceptable terms. The Company has experienced negative financial trends, including use of cash in operating activities, which, when considered in the aggregate, could raise substantial doubt about the Company’s ability to continue as a going concern. These negative financial trends include:

•

the Company has continued to generate negative cash flow from operating activities through March 31, 2020, due to an increased competitive environment and increases in professional fees and compliance costs; and

•

a decline in billings coupled with the increase in professional, compliance and consulting expenses that tightened the Company's liquidity position and increased reliance on long-term financial obligations.

During 2019 and 2020, the Company implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

•

sold an aggregate of 52,083,333 Preferred Units for an aggregate purchase price of $57.5 million and completed a private placement of $385.0 million of the Senior Secured Notes in June 2019. The net proceeds of both transactions were used to fully repay the then-outstanding senior notes due in June 2021 and retire the Company’s revolving credit facility that was due in May 2020;

•	manage recurring operating expenses, seek to limit non-recurring operating expenses and implement cost reduction initiatives to minimize the impact of the COVID-19 Pandemic on the Company; and
•	identify and complete sales of select assets to provide supplemental liquidity.

See Note 18 Subsequent Events for a discussion of additional actions taken by the Company subsequent to March 31, 2020.

In addition, there is no certainty that the Company's actual operating performance and cash flows will not be substantially different from forecasted results and no certainty the Company will not need amendments to the Indenture in the future or that any such amendments will be available on terms acceptable to the Company or at all. Factors that could impact the significant assumptions used by the Company in assessing its ability to satisfy its financial covenants include the following:

•	operating performance not meeting reasonably expected forecasts, including the effects of the COVID-19 Pandemic on the Company’s operations;
•	failing to generate profitable sales;
•	investments in the Company's trust funds experiencing significant declines due to factors outside its control;
•	being unable to compete successfully with other cemeteries and funeral homes in the Company's markets;
•	the number of deaths in the Company's markets declining; and
•	an adverse change in the mix of funeral and cemetery revenues between burials and cremations.

If the Company's planned, implemented and not yet implemented actions are not successful in generating sustainable cash savings for the Company, or the Company fails to improve its operating performance and cash flows or the Company is not able to comply with the covenants under the Indenture, the Company may be forced to limit its business activities, limit its ability to implement further modifications to its operations or limit the effectiveness of some actions that are included in its forecasts, amend its Indenture and/or seek other sources of capital, and the Company may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact the Company's access to inventory or services that are important to the operation of the Company's business. Any of these events may have a material adverse effect on the Company's results of operations and financial condition, and limit the Company’s ability to continue as a going concern.

Based on the Company's forecasted operating performance, planned actions to improve the Company’s profitability and cash flows, the execution of the Supplemental Indenture and the Axar Commitment (see Note 18 Subsequent Events for explanation of defined terms and additional information) and the consummation of the transactions contemplated thereby, including receipt of not less than $17.0 million in proceeds from the contemplated rights offering, together with plans to file its financial statements on a timely basis consistent with the debt covenants and commitment to filing its periodic reports on a timely basis consistent with the debt covenants, the Company does not believe it is probable that it will breach the covenants under the Indenture or be unable to continue as a going concern for the next twelve-month period. As such, the unaudited condensed consolidated financial statements for the three months ended March 31, 2020 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should the Company be required to liquidate its assets.

Summary of Significant Accounting Policies

Refer to Note 1 General to the Company’s audited consolidated financial statements included in Item 8 of its Annual Report for the complete summary of significant accounting policies.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions as described in its Annual Report. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As a result, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. Cash and Cash Equivalents was $27.1 million and $34.9 million as of March 31, 2020 and December 31, 2019, respectively.

Restricted Cash

Cash that is restricted from withdrawal or use under the terms of certain contractual agreements is recorded as restricted cash. Restricted cash was $20.4 million and $21.9 million as of March 31, 2020 and December 31, 2019, respectively, which primarily related to cash collateralization of the Company’s letters of credit and surety bonds, and at December 31, 2019 also included a $5.0 million refundable deposit received in connection with the sale of one of the Company’s properties.

Revenue

The Company's revenues are derived from contracts with customers through sale and delivery of death care products and services. Primary sources of revenue are derived from (1) cemetery and funeral home operations generated both at-need and pre-need, which are classified on the unaudited condensed consolidated statements of operations as Interments, Merchandise and Services, (2) investment income, which includes income earned on assets maintained in perpetual care and merchandise trusts related to pre-need sales of cemetery and funeral home merchandise and services that are required to be maintained in the trust by state law and (3) interest earned on pre-need installment contracts. Investment income is presented within Investment and other for Cemetery revenue and Services for Funeral home revenue. Revenue is measured based on the consideration specified in a contract with a customer and is net of any sales incentives and amounts collected on behalf of third parties. Pre-need contracts are price guaranteed, providing for future merchandise and services at prices prevailing when the agreements are signed.

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

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue in the amount to which the Company expect to be entitled to when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company only recognizes amounts due from a customer for unfulfilled performance obligations on a cancellable pre-need contract to the extent that control has transferred to the customer for interments, merchandise or services for which the Company has not collected cash. The Company defers the recognition of any nonrefundable up-front fees and incremental direct selling costs associated with its sales contracts with a customer (i.e., commissions and bonuses) until the underlying goods or services have been delivered to the customer if the amortization period associated with the deferred nonrefundable up-front fees and incremental direct selling is greater than a year; otherwise, these nonrefundable up-front fees and incremental direct selling costs are expensed immediately. Incremental direct selling costs are recognized by specific identification. The Company calculates the deferred selling costs asset by dividing total deferred selling and obtaining expenses by total deferrable revenues and multiplying such percentage by the periodic change in gross deferred revenues. Such costs are recognized when the associated performance obligation is fulfilled based upon the net change in deferred revenues. All other selling costs are expensed as incurred.

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

Interments revenue is recognized when control transfers, which is when the property is available for use by the customer. For pre-construction mausoleum contracts, the Company only recognizes revenue once the property is constructed and the customer has obtained substantially all of the remaining benefits of the property.

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

Service revenue is recognized when the services are performed, and the performance obligation is thereby satisfied.

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

Funeral Home Operations

The Company generates revenues in its Funeral Home Operations segment principally from (1) sales of funeral home merchandise which includes caskets and other funeral related items and (2) service revenues, which includes services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation and services of remembrance. The Funeral Home Operations segment also include revenues related to the sale of term and whole life insurance on an agency basis, in which the Company earns a commission from the sales of these policies. Insurance commission revenue is reported within service revenues. Products and services may be sold separately or in packages. For packages, the Company accounts for individual products and services separately as they are distinct (i.e., the product or service is separately identifiable from other items in the package and the customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration (including any discounts) is allocated among separate products and services based on their relative stand-alone selling prices. The relative stand-alone selling price is determined by management's best estimate of the stand-alone price based upon the list price at each location. The revenue generated by the Company through its Funeral Home Operations segment is principally derived from at-need sales.

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

Deferred Revenues

Revenues from the sale of services and merchandise as well as any investment income from the merchandise trusts is deferred until such time that the services are performed or the merchandise is delivered. In addition, for amounts deferred on new contracts and investment income and unrealized gains on our merchandise trusts, deferred revenues include deferred revenues from pre-need sales that were entered into by entities prior to the Company’s acquisition of those entities or the assets of those entities. The Company provides for a profit margin for these deferred revenues to account for the projected future costs of delivering products and providing services on pre-need contracts that the Company acquired through acquisition. These revenues and their associated costs are recognized when the related merchandise is delivered or services are performed and are presented on a gross basis on the unaudited condensed consolidated statements of operations.

Accounts Receivable, Net of Allowance

The Company sells pre-need cemetery contracts whereby the customer enters into arrangements for future pre-need merchandise and services. These sales are usually made using interest-bearing installment contracts not to exceed 60 months. The interest income is recorded as revenue when the interest amount is considered realizable and collectible, which typically coincides with cash payment. Interest income is not recognized until payments are collected in accordance with the contract. At the time of a pre-need sale, the Company records an account receivable in an amount equal to the total contract value less unearned finance income, unfulfilled performance obligations on cancellable contracts and any cash deposit paid. The Company recognizes an allowance for doubtful accounts by applying a cancellation rate to amounts included in accounts receivable, which is recorded as a reduction in accounts receivable and a corresponding offset to deferred revenues. The cancellation rate is based on a five year average rate by each specific location. Management evaluates customer receivables for impairment based upon historical experience, including the age of the receivables and customers’ payment histories.

Leases

The Company leases a variety of assets throughout its organization, such as office space, funeral homes, warehouses and equipment. The Company has both operating and finance leases. The Company’s operating leases primarily include office space, funeral homes and equipment. The Company’s finance leases primarily consist of vehicles and certain IT equipment. The Company determines whether an arrangement is or contains a lease at the inception of the arrangement based on the facts and circumstances in each contract. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements with an initial term in excess of 12 months, the Company records the lease liability and Right of Use (“ROU”) asset at commencement date based upon the present value of the sum of the remaining minimum rental payments, which exclude executory costs. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received.

Certain leases provide the Company with the option to renew for additional periods, with renewal terms that can extend the lease term for periods ranging from 1 to 30 years. Where leases contain escalation clauses, rent abatements and/or concessions, the Company applies them in the determination of lease expense. The exercise of lease renewal options is at the Company’s sole discretion, and the Company is only including the renewal option in the lease term when the Company can be reasonably certain that the Company will exercise the additional options.

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

Net Income (Loss) per Common Share (Basic and Diluted)

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common shares by the sum of the weighted-average number of outstanding common shares and the dilutive effect of share-based awards, as calculated by the treasury stock or if converted methods, as applicable. These awards consist of common shares that are contingently issuable upon the satisfaction of certain vesting conditions for stock awards granted under the Company’s long-term incentive plan.

The following table sets forth the reconciliation from the Company’s weighted-average number of outstanding common shares as of March 31, 2020 and common limited partner units as of March 31, 2019 used to compute basic net income (loss) attributable to common shares and common limited partners per unit, respectively, to those used to compute diluted net loss per common share and per common limited partners unit, respectively, (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average number of outstanding common shares—basic(1)	94,472	38,031
Plus effect of dilutive incentive awards(2):
Restricted shares	—	—
Stock options	—	—
Weighted average number of outstanding common shares—diluted(1)	94,472	38,031

(1)	For the three months ended March 31, 2020, represents common shares (basic and diluted), and for the three months ended March 31, 2019, represents limited partner units (basic and diluted).
(2)

For the three months ended March 31, 2020, the diluted weighted-average number of outstanding common shares does not include 1,656,496 common stock options and 468,750 restricted common shares, as their effects would have been anti-dilutive. For the three months ended March 31, 2019, the diluted weighted-average number of outstanding common limited partner units does not include 977,166 units, as their effects would have been anti-dilutive. In addition, for the three months ended March 31, 2019, anti-dilutive units excludes 46,734 units that were contingently issuable for which the contingency had not been met.

Recently Adopted Accounting Standards

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

Internal-Use Software

In August 2018, FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in this standard aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU No. 2018-15 is effective for annual periods beginning after December 15, 2019. The Company adopted the requirements of this amendment on a prospective basis upon its effective date of January 1, 2020. The Company is applying the requirements of this amendment to the implementation costs incurred in connection with its new procurement software.

Recently Issued Accounting Standard Updates - Not Yet Effective

Credit Losses

In June 2016, FASB issued ASU No. 2016-13, Credit Losses (Topic 326) ("ASU 2016-13"). The core principle of ASU 2016-13 is that all assets measured at amortized cost basis should be presented at the net amount expected to be collected using historical experience, current conditions and reasonable and supportable forecasts as a basis for credit loss estimates, instead of the probable initial recognition threshold used under current GAAP. In November 2018, FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2018-09”), which clarified that receivables arising from operating leases are not within the scope of Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, and should be accounted for in accordance with ASC 842, Leases. In April 2019, FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which includes clarifications to the amendments issued in ASU 2016-13. In May 2019, FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326), which provides entities that have certain instruments within the scope of ASC 326-20 with an option to irrevocably elect the fair value option in ASC 825, Financial Instruments, upon adoption of ASU 2016-13. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which modifies the effective dates for ASU 2016-13, ASU 2017-12 and ASU 2016-02 to reflect the FASB’s new policy of staggering effective dates between larger public companies and all other companies. With the issuance of ASU 2019-10, the Company’s effective date for adopting all amendments related to the new credit loss standard has been extended to January 1, 2023. In November 2019, FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2019-11”), which includes clarifications to and addresses specific stakeholders’ issues concerning the amendments issued in ASU 2016-13. In February 2020, FASB issued ASU No, 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) and in March 2020 issued ASU No. 2020-03, Codification Improvements to Financial Instruments, both of which also provide updates and clarification. The Company plans to adopt the requirements of these amendments upon their effective date of January 1, 2023, using the modified-retrospective method and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

Taxes

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 340) (“ASU 2019-12”), with the intent to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain tax accounting areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual periods beginning after December 15, 2021. The Company plans to adopt the requirements of this amendment upon its effective date of January 1, 2022 retrospectively, except where required to be adopted prospectively, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

Reference Rate Reform

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In order to ease the potential burden in accounting for reference rate reform, ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendment is effective immediately and may be applied prospectively through December 31, 2022. The Company is currently evaluating the impact of reference rate reform and the optional expedients provided by this amendment on its contracts.

2.	DIVESTITURES

On January 3, 2020, the Company sold substantially all of the assets of Oakmont Memorial Park, Oakmont Funeral Home, Redwood Chapel, Inspiration Chapel and Oakmont Crematory located in California pursuant to the terms of an asset sale agreement (the “Oakmont Agreement”) with Carriage Funeral Holdings, Inc. for an aggregate cash purchase price of $33.0 million (the “Oakmont Sale”). The divested assets consisted of one cemetery, one funeral home and certain related assets. The Oakmont Sale resulted in a gain of $24.4 million for the Company, which is included in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2020. Net proceeds from the sale were used to redeem an aggregate $30.3 million principal amount of the Senior Secured Notes.

In March 2020, the Company entered into an asset sale agreement for the sale of substantially all of the assets of the cemetery, funeral establishment and crematory commonly known as Olivet Memorial Park, Olivet Funeral and Cremation Services and Olivet Memorial Park & Crematory (the “Olivet Agreement”) with Cypress Lawn Cemetery Association for a net cash purchase price of $24.3 million, subject to certain adjustments (the “Olivet Sale”). Refer to Note 18 Subsequent Events for details on the closing of this sale in April 2020 and the related redemption of additional principal portions of the Senior Secured Notes. In addition, in March 2020, the Company entered into an asset sale agreement (the “California Agreement”) with certain entities owned by John Yeatman and Guy Saxton to sell substantially all of the Company’s remaining California properties, consisting of five cemeteries, six funeral establishments and four crematories (the “Remaining California Assets”) for a cash purchase price of $7.1 million, subject to certain closing adjustments (the “Remaining California Sale” and together with the Olivet Sale, the “Total California Sale”). The Company anticipates using the first $3.2 million of net proceeds and the remaining 80% of the net proceeds from the Remaining California Sale to redeem additional principal portions of the outstanding Senior Secured Notes.

The following table summarizes the assets and liabilities that have been classified as Assets held for sale on the Company’s unaudited condensed consolidated balance sheets:

	March 31,			December 31,
	2020			2019
	Total California	Other	Total	Oakmont	Other	Total
Assets
Current assets:
Accounts receivable, net of allowance	$1,576	$—	$1,576	$580	$—	$580
Prepaid expenses	—	—	—	34	—	34
Other current assets	163	—	163	35	—	35
Total current assets held for sale	1,739	—	1,739	649	—	649

Long-term accounts receivable, net of allowance	5,102	—	5,102	3,194	—	3,194
Cemetery property	15,439	350	15,789	5,811	350	6,161
Property and equipment, net of accumulated depreciation	8,888	—	8,888	2,762	150	2,912
Merchandise trusts, restricted, at fair value	20,127	—	20,127	6,673	—	6,673
Perpetual care trusts, restricted, at fair value	21,917	—	21,917	2,470	—	2,470
Deferred selling and obtaining costs	2,361	—	2,361	1,388	—	1,388
Other assets	1,927	—	1,927	411	—	411
Total assets held for sale	$77,500	$350	$77,850	$23,358	$500	$23,858

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$234	$—	$234	$102	$—	$102
Current portion, long-term debt	—	—	—	36	—	36
Other current liabilities	—	—	—	5,000	—	5,000
Total current liabilities held for sale	234	—	234	5,138	—	5,138

Deferred revenues	28,841	—	28,841	12,856	—	12,856
Perpetual care trust corpus	21,917	—	21,917	2,470	—	2,470
Other long-term liabilities	1,445	—	1,445	204	—	204
Total liabilities held for sale	52,437	—	52,437	20,668	—	20,668
Net assets held for sale	$25,063	$350	$25,413	$2,690	$500	$3,190

3.EXIT AND DISPOSAL ACTIVITIES

In January 2019, the Company announced a profit improvement initiative as part of its ongoing organizational review. This profit improvement initiative was intended to further integrate, streamline and optimize the Company’s operations. As part of this profit improvement initiative, during 2019 the Company undertook certain cost reduction initiatives, which included a reduction of approximately 200 positions of its workforce within its field operations and corporate functions in its headquarters located in Trevose, Pennsylvania. The following table summarizes the activity in the severance liability recognized for this reduction in workforce in the accompanying consolidated balance sheets as of March 31, 2020, by reportable segment (in thousands):

	Cemetery Operations	Funeral Home Operations	Corporate	Consolidated
Balance at December 31, 2019	$86	$—	$64	$150
Accruals	—	—	—	—
Cash payments	(86)	—	(64)	(150)
Balance at March 31, 2020	$—	$—	$—	$—

The Company does not expect to incur any additional charges related to this reduction in workforce. Refer to Note 18 Subsequent Events for details on a cost reduction initiative implemented in April 2020.

4.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Customer receivables	$147,673	$153,530
Unearned finance income	(15,345)	(16,303)
Allowance for doubtful accounts	(5,338)	(5,884)
Accounts receivable, net of allowance	126,990	131,343
Less: Current portion, net of allowance	55,516	55,794
Long-term portion, net of allowance	$71,474	$75,549

Activity in the allowance for doubtful accounts was as follows (in thousands):

	March 31, 2020	December 31, 2019
Balance, beginning of period	$5,884	$4,941
Provision for doubtful accounts	1,144	7,559
Charge-offs, net	(1,690)	(6,616)
Balance, end of period	$5,338	$5,884

Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories.

5.	CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Cemetery land	$235,568	$249,260
Mausoleum crypts and lawn crypts	68,060	71,345
Cemetery property	$303,628	$320,605

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Buildings and improvements	$118,796	$125,382
Furniture and equipment	55,965	57,674
Funeral home land	11,285	14,185
Property and equipment, gross	186,046	197,241
Less: Accumulated depreciation	(92,574)	(93,841)
Property and equipment, net of accumulated depreciation	$93,472	$103,400

Depreciation expense was $2.2 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively.

7.	MERCHANDISE TRUSTS

At March 31, 2020 and December 31, 2019, the Company’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly and through mutual and investment funds. All of these investments are carried at fair value. All of these investments are subject to the fair value hierarchy and considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 14 Fair Value of Financial Instruments. There were no Level 3 assets. When the Company receives a payment from a pre-need customer, the Company deposits the amount required by law into the merchandise trusts that may be subject to cancellation on demand by the pre-need customer. The Company’s merchandise trusts related to states in which pre-need customers may cancel contracts with the Company comprises 52.6% of the total merchandise trust as of March 31, 2020. The merchandise trusts are variable interest entities (“VIE”) of which the Company is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Company may be required to fund this shortfall.

The Company included $8.6 million and $9.7 million of investments held in trust as required by law by the West Virginia Funeral Directors Association at March 31, 2020 and December 31, 2019, respectively, in its merchandise trust assets. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Company’s merchandise trust activities for the three months ended March 31, 2020 and 2019 is presented below (in thousands):

	Three months ended March 31,
	2020	2019
Balance—beginning of period	$517,192	$488,248
Contributions	10,697	13,883
Distributions	(14,029)	(13,639)
Interest and dividends	5,704	7,325
Capital gain distributions	68	99
Realized gains and losses, net	218	(281)
Other than temporary impairment	—	(2,314)
Taxes	118	4
Fees	(3,022)	(873)
Unrealized change in fair value	(59,181)	22,613
Total	457,765	515,065
Less: Assets held for sale	(20,127)	—
Balance—end of period	$437,638	$515,065

During the three months ended March 31, 2020 and 2019, purchases of available for sale securities were approximately $13.2 million and $21.3 million, respectively. During the three months ended March 31, 2020 and 2019, sales, maturities and paydowns of available for sale securities were approximately $11.1 million and $9.1 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in the Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

March 31, 2020	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$120,171	$—	$—	$120,171
Fixed maturities:
U.S. governmental securities	2	474	23	(82)	415
Corporate debt securities	2	6,293	4	(234)	6,063
Total fixed maturities		6,767	27	(316)	6,478
Mutual funds—debt securities	1	30,138	160	(2,464)	27,834
Mutual funds—equity securities	1	46,279	1,577	(25,236)	22,620
Other investment funds(1)		235,150	10,916	(15,626)	230,440
Equity securities	1	56,668	1,001	(20,331)	37,338
Other invested assets	2	4,387	—	(94)	4,293
Total investments		499,560	13,681	(64,067)	449,174
West Virginia Trust Receivable		9,506	—	(915)	8,591
Total		$509,066	$13,681	$(64,982)	$457,765
Less: Assets held for sale		(21,778)	(425)	2,076	(20,127)
Total		$487,288	$13,256	$(62,906)	$437,638

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of one to six years with three potential one year extensions at the discretion of the funds’ general partners. As of March 31, 2020, there were $49.3 million in unfunded investment commitments to the private credit funds, which are callable at any time.

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

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of one to six years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2019, there were $57.3 million in unfunded investment commitments to the private credit funds, which are callable at any time.

The contractual maturities of debt securities as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

March 31, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$112	$81	$208	$13
Corporate debt securities	87	3,970	2,007	—
Total fixed maturities	$199	$4,051	$2,215	$13

December 31, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$112	$78	$193	$13
Corporate debt securities	101	546	16	—
Total fixed maturities	$213	$624	$209	$13

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the merchandise trusts as of March 31, 2020 and December 31, 2019 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$302	$82	$302	$82
Corporate debt securities	5,847	110	457	124	6,304	234
Total fixed maturities	5,847	110	759	206	6,606	316
Mutual funds—debt securities	19,756	2,064	—	400	19,756	2,464
Mutual funds—equity securities	18,857	23,880	—	1,356	18,857	25,236
Other investment funds	59,261	15,626	—	—	59,261	15,626
Equity securities	24,853	20,331	—	—	24,853	20,331
Other invested assets	—	—	905	94	905	94
Total	$128,574	$62,011	$1,664	$2,056	$130,238	$64,067

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$90	$1	$397	$64	$487	$65
Corporate debt securities	198	29	424	104	622	133
Total fixed maturities	288	30	821	168	1,109	198
Mutual funds—debt securities	241	6	—	—	241	6
Mutual funds—equity securities	—	—	—	—	—	—
Other investment funds	54,782	2,953	—	—	54,782	2,953
Equity securities	3	4	—	—	3	4
Other invested assets	—	—	—	—	—	—
Total	$55,314	$2,993	$821	$168	$56,135	$3,161

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended March 31, 2020, the Company determined, based on its review, that there were no other than temporary impairments to the investment portfolio in the merchandise trusts. It is reasonably possible that continued declines could change the Company’s conclusion regarding whether or not merchandise trust assets are other-than-temporary impaired. During the three months ended March 31, 2019, the Company determined, based on its review, that there were 89 securities with an aggregate cost basis of approximately $91.9 million and an aggregate fair value of approximately $89.6 million, resulting in an impairment of $2.3 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset these changes against deferred merchandise trust revenue. These adjustments to deferred revenue will be reflected within the Company’s unaudited condensed consolidated statements of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

8.	PERPETUAL CARE TRUSTS

At March 31, 2020 and December 31, 2019, the Company’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 14 Fair Value of Financial Instruments. There were no Level 3 assets. The perpetual care trusts are VIEs for which the Company is the primary beneficiary.

A reconciliation of the Company’s perpetual care trust activities for the three months ended March 31, 2020 and 2019 is presented below (in thousands):

	Three months ended March 31,
	2020	2019
Balance—beginning of period	$343,619	$330,562
Contributions	1,952	1,983
Distributions	(6,294)	(4,403)
Interest and dividends	6,624	5,148
Capital gain distributions	99	114
Realized gains and losses, net	163	977
Other than temporary impairment	—	(713)
Taxes	(37)	4
Fees	(913)	(704)
Unrealized change in fair value	(38,464)	11,857
Total	306,749	344,825
Less: Assets held for sale	(21,917)	—
Balance—end of period	$284,832	$344,825

During the three months ended March 31, 2020 and 2019, purchases of available for sale securities were approximately $5.4 million and $35.3 million, respectively. During the three months ended March 31, 2020 and 2019, sales, maturities and paydowns of available for sale securities were approximately $4.4 million and $31.9 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

March 31, 2020	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$32,403	$—	$—	$32,403
Fixed maturities:
U.S. governmental securities	2	1,072	90	(58)	1,104
Corporate debt securities	2	2,751	19	(177)	2,593
Total fixed maturities		3,823	109	(235)	3,697
Mutual funds—debt securities	1	17,631	58	(1,178)	16,511
Mutual funds—equity securities	1	16,964	605	(6,724)	10,845
Other investment funds(1)		230,401	12,474	(16,219)	226,656
Equity securities	1	35,467	51	(18,272)	17,246
Other invested assets	2	(609)	—	—	(609)
Total investments		$336,080	$13,297	$(42,628)	$306,749
Less: Assets held for sale		(24,002)	(101)	2,186	(21,917)
Total		$312,078	$13,196	$(40,442)	$284,832

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from one to seven years with three potential one year extensions at the discretion of the funds’ general partners. As of March 31, 2020 there were $56.4 million in unfunded investment commitments to the private credit funds, which are callable at any time.

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

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from one to seven years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2019 there were $62.4 million in unfunded investment commitments to the private credit funds, which are callable at any time.

The contractual maturities of debt securities as of March 31, 2020 and December 31, 2019, were as follows (in thousands):

March 31, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$85	$168	$780	$70
Corporate debt securities	214	2,018	362	—
Total fixed maturities	$299	$2,186	$1,142	$70

December 31, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$60	$192	$684	$114
Corporate debt securities	294	1,522	84	-
Total fixed maturities	$354	$1,714	$768	$114

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the perpetual care trusts as of March 31, 2020 and December 31, 2019 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$1,002	$58	$1,002	$58
Corporate debt securities	1,759	70	1,829	107	3,588	177
Total fixed maturities	1,759	70	2,831	165	4,590	235
Mutual funds—debt securities	12,800	1,016	19	162	12,819	1,178
Mutual funds—equity securities	7,476	6,517	7	207	7,483	6,724
Other investment funds	58,418	16,219	—	—	58,418	16,219
Equity securities	17,006	18,259	5	13	17,011	18,272
Other invested assets	—	—	9	—	9	—
Total	$97,459	$42,081	$2,871	$547	$100,330	$42,628

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$291	$4	$942	$48	$1,233	$52
Corporate debt securities	463	46	1,887	96	2,350	142
Total fixed maturities	754	50	2,829	144	3,583	194
Mutual funds—debt securities	2,856	38	—	—	2,856	38
Mutual funds—equity securities	566	66	—	—	566	66
Other investment funds	53,426	5,472	—	—	53,426	5,472
Equity securities	121	12	—	—	121	12
Total	$57,723	$5,638	$2,829	$144	$60,552	$5,782

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended March 31, 2020, the Company determined, based on its review, that there were no other-than-temporary impairments to the investment portfolio in the perpetual care trusts. It is reasonably possible that continued declines could change the Company’s conclusion regarding whether or not perpetual care trust assets are other-than-temporary impaired. During the three months ended March 31, 2019, the Company determined that there were 66 securities with an aggregate cost basis of approximately $29.2 million and an aggregate fair value of approximately $28.5 million, resulting in an impairment of $0.7 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value with the offset going against the liability for perpetual care trust corpus.

9.	LONG-TERM DEBT

Total debt consisted of the following at the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
9.875%/11.500% Senior Secured PIK Toggle Notes, due June 2024	$353,648	$380,619
Insurance and vehicle financing	2,282	574
Less deferred financing costs, net of accumulated amortization	(12,348)	(12,856)
Total debt	343,582	368,337
Less current maturities	(2,139)	(374)
Total long-term debt	$341,443	$367,963

Senior Secured Notes

On June 27, 2019, StoneMor Partners L.P. (the “Partnership”), Cornerstone Family Services of West Virginia Subsidiary, Inc. (“CFS West Virginia”) and, collectively with the Partnership, the “Issuers”), certain direct and indirect subsidiaries of the Partnership (the “Guarantors”), the initial purchasers party thereto (the “Initial Purchasers”) and Wilmington Trust, National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”) entered into an indenture (the “Original Indenture”) with respect to the 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024.

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

The Senior Secured Notes are senior secured obligations of the Issuers. The Issuers’ joint and several obligations under the Senior Secured Notes and the Indenture are jointly and severally guaranteed (the “Note Guarantees”) by the Company and each subsidiary of the Company (other than the Issuers except at to each other’s obligations under the Senior Secured Notes) that the Company has caused or will cause to become a Guarantor pursuant to the terms of the Indenture. In addition, the Issuers, the Guarantors and the Collateral Agent entered into a Collateral Agreement (the “Collateral Agreement”). Pursuant to the Indenture and the Collateral Agreement, the Issuers’ obligations under the Indenture and the Senior Secured Notes and the

Guarantors’ Note Guarantees are secured by a first priority lien and security interest (subject to permitted liens and security interests) in substantially all of the assets of the Issuers and the Guarantors (other than the Company), whether now owned or hereafter acquired, excluding certain assets which include, among others: (a) trust and other fiduciary accounts and amounts required to be deposited or held therein and (b) unless encumbered by a mortgage existing on the date of the Indenture, owned and leased real property that (i) may not be pledged as a matter of law or without governmental approvals, (ii) is not operated or intended to be operated as a cemetery, crematory or funeral home or (iii) is the subject of specified immaterial leases.

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

The Issuers are obligated to redeem the Senior Secured Notes with the net cash proceeds of certain dispositions described in the Indenture, tax refunds, insurance or condemnation proceeds and certain other extraordinary receipts. The redemption price for such redemptions is the principal balance of the Senior Secured Notes being redeemed, all accrued and unpaid interest thereon plus, with respect to redemptions from asset dispositions with net proceeds in excess of $55.0 million, an Applicable Premium of 2% of the principal amount so redeemed. As of March 31, 2020, the Issuers redeemed approximately $32.2 million of the Senior Secured Notes with the net cash proceeds from dispositions.

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

The Indenture requires the Issuers and the Guarantors, as applicable, to comply with various affirmative covenants regarding, among other matters, delivery to the Trustee of financial statements and certain other information or reports filed with the SEC and the maintenance and investment of trust funds and trust accounts into which certain sales proceeds are required by law to be deposited.

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

•

the aggregate amount of Capital Expenditures for the prior four fiscal quarters as of the last day of any fiscal quarter beginning with the fiscal quarter ended September 30, 2019 to be more than $20.0 million;

•

the average daily balance of Unrestricted Cash and unrestricted Permitted Investments of the Company and its subsidiaries as of the end of any day for any 10-business day period to be less than $12.5 million during the quarter ended March 31, 2020 and any subsequent quarter through maturity; or

•

the ratio of the (a) the sum of Unrestricted Cash, accounts receivable and merchandise trust account balances to (b) the aggregate principal or face amount of Consolidated Funded Indebtedness, or Asset Coverage Test, for the applicable measurement period as of the last day of any fiscal quarter to be less than 1.60:1.00.

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
•

failure by the Issuers to pay the principal on any of the Senior Secured Notes when it becomes due and payable, whether at the due date thereof, at a date fixed for redemption, by acceleration or otherwise;

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
•

failure by the Company or any subsidiary to maintain one or more licenses, permits or similar approvals for the conduct of its business where the sum of the revenue associated therewith represents the lesser of (i) 15% of the Company and its subsidiaries’ consolidated revenue and (ii) $30.0 million, and such breach is not cured within 30 days.

At the option of holders holding a majority of the outstanding principal amount of the Senior Secured Notes (and automatically upon any default for failure to pay principal of the Senior Secured Notes when due and payable or certain bankruptcy or insolvency proceedings involving an Issuer), the interest rate on the Senior Secured Notes will increase to 13.50% per annum, payable in cash.

As of March 31, 2020, the Company was in compliance with the covenants of the Indenture.

On April 1, 2020, the Issuers and the Trustee entered into the Third Supplemental Indenture to the Indenture (the “Supplemental Indenture”), pursuant to which certain financial covenants and the premium payable upon voluntary redemption of the Senior Secured Notes in the Indenture were amended. For further details, see Note 18 Subsequent Events.

Deferred Financing Costs

For the three months ended March 31, 2020 and 2019, the Company recognized $0.7 million and $1.5 million, respectively, of amortization of deferred financing fees on its various debt facilities.

10.	OWNERS’ EQUITY

Capital Stock

Effective as of the C-Corporation Conversion, the Company was authorized to issue two classes of capital stock: common stock, $0.01 par value per share (“Common Stock”) and preferred stock, $0.01 par value per share (“Preferred Stock”).

At March 31, 2020, 94,477,102 shares of Common Stock were issued and outstanding and no shares of Preferred Stock were issued or outstanding. At March 31, 2020, there were 105,522,898 shares of Common Stock available for issuance, including 1,133,542 shares available for issuance as stock-based incentive compensation under the Company’s long-term incentive plan (the “Plan”), and 10,000,000 shares of Preferred Stock available for issuance.

For further details on events affecting the Company’s capital stock subsequent to March 31, 2020, see Note 18 Subsequent Events.

Stock-based Compensation

The Plan permits the granting of awards covering a total of 8,500,000 common units of the Company. A “unit” under the Plan is defined as a common unit of the Company and such other securities as may be substituted or resubstituted for common units of the Company, including but not limited to shares of the Company’s common stock. The Plan is intended to promote the interests of the Company by providing to employees, consultants and directors of the Company incentive compensation awards to encourage superior performance and enhance the Company’s ability to attract and retain the services of individuals who are essential for its growth and profitability and to encourage them to devote their best efforts to advancing the Company’s business.

For further details on changes to the Plan subsequent to March 31, 2020, see Note 18 Subsequent Events.

Non-qualified Stock Options

On December 18, 2019, the Compensation Committee approved the granting of options to employees of the Company, including certain members of senior management to purchase an aggregate of 5.5 million common shares at an exercise price of $1.20 per share. The option awards vest in three equal annual installments on each December 18 (or first business day thereafter) commencing on December 18, 2020, provided that the recipient remains employed by the Company. The Company measured the option awards at their grant-date fair value utilizing the Black-Scholes model and will recognize stock compensation expense on a straight-line basis over the weighted-average service period, which is expected to be three years. The option awards expire no later than 10 years from the date of grant.

A rollforward of stock options as of March 31, 2020 is as follows:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Total outstanding at December 31, 2019	5,500,000	$0.34	$1.20
Options granted	—	—	—
Options exercisable	—	—	—
Options exercised	—	—	—
Options forfeited	(225,000)	0.34	1.20
Options expired	—	—	—
Total outstanding at March 31, 2020	5,275,000	$0.34	$1.20

For the three months ended March 31, 2020, non-cash stock compensation expense related to stock options was $0.2 million. As of March 31, 2020, total unrecognized compensation cost related to unvested stock options was $1.6 million, which the Company expects to recognize over the remaining weighted-average period of 2.7 years.

Assumptions used in calculating the fair value of the stock options granted are summarized below:

2019 Options Granted
Valuation assumptions:
Expected dividend yield	None
Expected volatility	23.41%
Expected term (years)	6.0
Risk-free interest rate	1.78%
Weighted average:
Exercise price per stock option	$1.20
Market price per share	$1.23
Weighted average fair value per stock option	$0.34

Phantom Unit and Restricted Unit Awards

A rollforward of phantom unit and restricted unit awards as of March 31, 2020 is as follows:

	Number of Phantom Unit and Restricted Unit Awards	Weighted Average Grant Date Fair Value
Total non-vested at December 31, 2019	559,218	$3.67
Units issued	18,518	1.08
Units vested	(46,875)	3.88
Units forfeited	—	—
Total non-vested at March 31, 2020	530,861	$3.56

For the three months ended March 31, 2020 and 2019, the Company recognized $0.2 million and $0.3 million, respectively, of non-cash stock compensation expense related to phantom unit and restricted unit awards into earnings. As of March 31, 2020, total unamortized compensation cost related to unvested restricted stock awards was $1.6 million, which the Company expects to recognize over the remaining weighted-average period of 2.25 years.

11.	DEFERRED REVENUES AND COSTS

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

Deferred revenues and related costs consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Deferred contract revenues	$819,147	$837,190
Deferred merchandise trust revenue	97,910	104,304
Deferred merchandise trust unrealized gains (losses)	(49,650)	7,881
Deferred revenues	$867,407	$949,375
Deferred selling and obtaining costs	$113,611	$114,944

For the three months ended March 31, 2020 and March 31, 2019, the Company recognized $19.9 million and $22.6 million of the customer contract liabilities balance that existed at December 31, 2019 and 2018 as revenue.

The components of the customer contract liabilities, net in the Company’s consolidated balance sheets at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019

Customer contract liabilities, gross	$889,868	$974,927
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts	(22,461)	(25,552)
Customer contract liabilities, net	$867,407	$949,375

The Company expects to service approximately 55% of its deferred revenue in the first 4-5 years and approximately 80% of its deferred revenue within 18 years. The Company cannot estimate the period when it expects its remaining performance obligations will be recognized, because certain performance obligations will only be satisfied at the time of death.

12.COMMITMENTS AND CONTINGENCIES

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

•

Bunim v. Miller, et al., No. 2:17-cv-519-ER, pending in the United States District Court for the Eastern District of Pennsylvania, and filed on February 6, 2017. The plaintiff in this case brought, derivatively on behalf of the Partnership, claims that the officers and directors of StoneMor GP aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in the Partnership’s public filings, by allegedly failing to clearly disclose the use of proceeds from debt and equity offerings, and by allegedly approving unsustainable distributions. The plaintiff also claims that these actions and misrepresentations give rise to causes of action for gross mismanagement, unjust enrichment, and (in connection with a purportedly misleading proxy statement filed in 2014) violations of Section 14(a) of the Securities Exchange Act of 1934. The derivative plaintiff seeks an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as general compliance and governance changes. This case has been stayed, by the agreement of the parties, provided that either party may terminate the stay on 30 days’ notice.

•

Muth v. StoneMor G.P. LLC, et al., December Term, 2016, No. 1196 and Binder v. StoneMor G.P. LLC, et al., January Term, 2017, No. 4872, both pending in the Court of Common Pleas for Philadelphia County, Pennsylvania, and filed on December 20, 2016 and February 3, 2017, respectively. In these cases, the plaintiffs brought, derivatively on behalf of the Partnership, claims that the officers and directors of StoneMor GP aided and abetted in breaches of the StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in the Partnership’s public filings and by failing to clearly disclose the use of proceeds from debt and equity offerings, as well as approving unsustainable distributions. The plaintiffs also claim that these actions and misrepresentations give rise to a cause of action for unjust enrichment. The derivative plaintiffs seek an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as alterations to the procedures for electing members to the board of the Partnership’s general partner, and other compliance and governance changes. These cases have been consolidated and stayed, by the agreement of the parties, pending final resolution of the motion to dismiss filed in a separate case, which has now been dismissed. In February 2020, the court dismissed these cases for failure to prosecute. The plaintiffs have until the termination of the judicial emergency orders entered by the Pennsylvania Supreme Court and Philadelphia Court of Common Pleas, suspending certain court deadlines, to petition the court to restore the cases.

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

Other

In connection with the Company’s 2014 lease and management agreements with the Archdiocese of Philadelphia, it has committed to pay aggregate fixed rent of $36.0 million in the following amounts:

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

13.	LEASES

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

The Company has the following balances recorded on its consolidated balance sheets related to leases:

	March 31, 2020	December 31, 2019
Assets:
Operating	$8,793	$10,570
Finance	5,095	5,685
Total ROU assets(1)	$13,888	$16,255
Liabilities:
Current
Operating	$1,825	$2,022
Finance	1,200	1,200
Long-term
Operating	9,833	11,495
Finance	3,927	4,302
Total lease liabilities(2)	$16,785	$19,019
(1)	The Company’s ROU operating assets and finance assets are presented within Other assets and Property and equipment, net of accumulated depreciation, respectively, in its consolidated balance sheets.
(2)	The Company’s current lease liabilities and long-term are presented within Accounts payable and accrued liabilities and Other long-term liabilities, respectively, in its consolidated balance sheets.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The weighted average borrowing rates for operating and finance leases were 9.9% and 8.5%, respectively, as of March 31, 2020.

The components of lease expense were as follows:

		Three months ended March 31,
		2020	2019
Lease cost	Classification
Operating lease costs(1)	General and administrative expense	$801	$920
Finance lease costs
Amortization of leased assets	Depreciation and Amortization	329	320
Interest on lease liabilities	Interest expense	116	116
Variable lease costs	General and administrative expense	—	—
Short-term lease costs(2)	General and administrative expense	—	—
Net lease costs		$1,246	$1,356
(1)	The Company includes its variable lease costs under operating lease costs as these variable lease costs are immaterial.
(2)	The Company does not have any short-term leases with lease terms greater than one month.

Maturities of the Company’s lease labilities as of March 31, 2020 were as follows:

Year ending December 31,	Operating	Finance
2020	$2,207	$1,267
2021	2,512	1,838
2022	2,178	2,027
2023	1,900	708
2024	1,768	105
Thereafter	5,854	—
Total	$16,419	$5,945
Less: Interest	(4,762)	(817)
Present value of lease liabilities	$11,657	$5,128

Maturities of the Company’s lease labilities as of December 31, 2019 were as follows:

Year ending December 31,	Operating	Finance
2019	$3,283	$1,759
2020	2,783	1,838
2021	2,455	2,026
2022	2,190	708
2023	2,046	106
Thereafter	6,348	—
Total	$19,105	$6,437
Less: Interest	(5,588)	(935)
Present value of lease liabilities	$13,517	$5,502

Operating and finance lease payments include $2.5 million related to options to extend lease terms that are reasonably certain of being exercised and $2.0 million related to residual value guarantees. The weighted average remaining lease term for operating and finance leases was 7.0 years and 2.6 years, respectively, as of March 31, 2020.

As of March 31, 2020, the Company had one additional operating lease that had not yet commenced, which was valued at $0.1 million, but did not have any lease transactions with its related parties. In addition, as of March 31, 2020, the Company has not entered into any new sale-leaseback arrangements.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Recurring Fair Value Measurement

At March 31, 2020 and December 31, 2019, the two financial instruments measured by the Company at fair value on a recurring basis were its merchandise and perpetual care trusts, which consist of investments in debt and equity marketable securities and cash equivalents that are carried at fair value and are classified as either Level 1 or Level 2 (see Note 7 Merchandise Trusts and Note 8 Perpetual Care Trusts).

Where quoted prices are available in an active market, securities are classified as Level 1 investments pursuant to the fair value measurement hierarchy. Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These securities are classified as Level 2 investments pursuant to the fair value measurements hierarchy. Certain investments in the merchandise and perpetual care trusts are excluded from the fair value leveling hierarchy in accordance with GAAP. These funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy.

Non-Recurring Fair Value Measurement

The Company may be required to measure certain assets and liabilities at fair value, such as its indefinite-lived assets and long-lived assets, on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from impairment charges.

Other Financial Instruments

The Company’s other financial instruments at March 31, 2020 and December 31, 2019 consisted of its Senior Secured Notes (see Note 9 Long-Term Debt). At March 31, 2020 and December 31, 2019, the estimated fair value of the Company’s Senior Secured Notes was $353.3 million and $383.2 million, respectively, based on trades made on that date, compared with the carrying amount of $365.1 million and $392.8 million, respectively.

15.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s Senior Secured Notes are guaranteed by the Company’s 100% owned subsidiaries, other than the co-issuers (except as to each other’s obligations thereunder), as described in Note 9 Long-Term Debt. The guarantees are full, unconditional, joint and several. The Partnership and CFS West Virginia are the co-issuers of the Senior Secured Notes.

In accordance with the disclosures made in Note 1 General, StoneMor Inc. is the “Parent” for the audited consolidated balance sheet presented as of December 31, 2019 and the unaudited condensed consolidated financial statements presented as of and for the three months ended March 31, 2020, while the Partnership is the “Parent” for the unaudited condensed consolidated financial statements presented for the three months ended March 31, 2019. The Company’s audited consolidated balance sheet as of December 31, 2019 and its unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 include the accounts of cemeteries operated under long-term leases, operating agreements and management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Company. The Company’s consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

The financial information presented below reflects the Company’s standalone accounts, the standalone accounts of the co-issuers, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Company’s consolidated accounts as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019. For the purpose of the following financial information, the Company’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$—	$25,621	$1,445	$—	$27,066
Restricted cash	—	—	—	20,400	—	—	20,400
Assets held for sale	—	—	—	77,850	—	—	77,850
Other current assets	—	—	3,565	60,619	11,574	—	75,758
Total current assets	—	—	3,565	184,490	13,019	—	201,074
Long-term accounts receivable	—	—	2,345	59,074	10,055	—	71,474
Cemetery and funeral home property and equipment	—	—	531	364,534	32,035	—	397,100
Merchandise trusts	—	—	—	—	437,638	—	437,638
Perpetual care trusts	—	—	—	—	284,832	—	284,832
Deferred selling and obtaining costs	—	—	5,704	89,682	18,225	—	113,611
Intangible assets	—	—	—	98	55,844	—	55,942
Other assets	—	—	—	24,141	2,607	—	26,748
Investments in and amounts due from affiliates eliminated upon consolidation	—	279,834	—	576,588	—	(856,422)	—
Total assets	$—	$279,834	$12,145	$1,298,607	$854,255	$(856,422)	$1,588,419
Liabilities and Owners' Equity
Current liabilities	—	—	180	102,968	1,486	—	104,634
Long-term debt, net of deferred financing costs	—	279,834	61,470	139	—	—	341,443
Deferred revenues	—	—	31,431	727,227	108,749	—	867,407
Perpetual care trust corpus	—	—	—	—	284,832	—	284,832
Other long-term liabilities	—	—	—	66,670	16,545	—	83,215
Investments in and amounts due to affiliates eliminated upon consolidation	93,112	93,112	177,069	341,304	494,246	(1,198,843)	—
Total liabilities	93,112	372,946	270,150	1,238,308	905,858	(1,198,843)	1,681,531
Owners' equity	(93,112)	(93,112)	(258,005)	60,299	(51,603)	342,421	(93,112)
Total liabilities and owners' equity	$—	$279,834	$12,145	$1,298,607	$854,255	$(856,422)	$1,588,419

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2019	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$—	$33,553	$1,314	$—	$34,867
Restricted cash	—	—	—	21,900	—	—	21,900
Assets held for sale	—	—	—	23,858	—	—	23,858
Other current assets	—	—	3,497	62,686	11,531	—	77,714
Total current assets	—	—	3,497	141,997	12,845	—	158,339
Long-term accounts receivable	—	—	2,557	63,124	9,868	—	75,549
Cemetery and funeral home property and equipment	—	—	609	391,626	31,770	—	424,005
Merchandise trusts	—	—	—	—	517,192	—	517,192
Perpetual care trusts	—	—	—	—	343,619	—	343,619
Deferred selling and obtaining costs	—	—	5,654	91,243	18,047	—	114,944
Intangible assets	—	—	—	136	56,110	—	56,246
Other assets	—	—	—	26,907	2,567	—	29,474
Investments in and amounts due from affiliates eliminated upon consolidation	—	301,531	—	648,359	—	(949,890)	—
Total assets	$—	$301,531	$12,317	$1,363,392	$992,018	$(949,890)	$1,719,368
Liabilities and Owners' Equity
Current liabilities	$—	$—	$161	$74,674	$1,466	$—	$76,301
Long-term debt, net of deferred financing costs	—	301,531	66,239	193	—	—	367,963
Deferred revenues	—	—	33,349	802,528	113,498	—	949,375
Perpetual care trust corpus	—	—	—	—	343,619	—	343,619
Liabilities held for sale, net of current portion
Other long-term liabilities	—	—	—	68,227	16,373	—	84,600
Investments in and amounts due to affiliates eliminated upon consolidation	102,490	102,490	183,611	367,770	567,666	(1,324,027)	—
Total liabilities	102,490	404,021	283,360	1,313,392	1,042,622	(1,324,027)	1,821,858
Owners' equity	(102,490)	(102,490)	(271,043)	50,000	(50,604)	374,137	(102,490)
Total liabilities and owners' equity	$—	$301,531	$12,317	$1,363,392	$992,018	$(949,890)	$1,719,368

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$—	$1,194	$59,698	$13,069	$(2,716)	$71,245
Total costs and expenses	—	—	(3,169)	(58,984)	(13,319)	2,716	(72,756)
Gain on sale of businesses	—	—	—	24,086	—	—	24,086
Net income from equity investment in subsidiaries	9,003	17,701	12,585	—	—	(39,289)	—
Interest expense	—	(8,698)	(1,911)	(1,382)	(293)	—	(12,284)
Income (loss) from operations before income taxes	9,003	9,003	8,699	23,418	(543)	(39,289)	10,291
Income tax expense	—	—	—	(1,288)	—	—	(1,288)
Net income (loss)	$9,003	$9,003	$8,699	$22,130	$(543)	$(39,289)	$9,003

Three Months Ended March 31, 2019		Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues		$—	$1,564	$59,752	$11,132	$(979)	$71,469
Total costs and expenses		—	(4,520)	(65,935)	(11,356)	979	(80,832)
Net loss from equity investment in subsidiaries		(21,176)	(18,925)	—	—	40,101	—
Interest expense		(1,358)	(2,087)	(9,456)	(270)	—	(13,171)
Income (loss) from operations before income taxes		(22,534)	(23,968)	(15,639)	(494)	40,101	(22,534)
Income tax expense		—	—	—	—	—	—
Net income (loss)		$(22,534)	$(23,968)	$(15,639)	$(494)	$40,101	$(22,534)

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in (provided by) operating activities	$—	$—	$12	$4,465	$893	$(10,608)	$(5,238)
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	—	—	26,796	(679)	—	26,117
Payments to affiliates	—	—	—	—	—	—	—
Net cash provided by investing activities	—	—	—	26,796	(679)	—	26,117
Cash Flows From Financing Activities:
Cash distributions	—	—	—	—	—	—	—
Payments from affiliates	—	—	—	(10,608)	—	10,608	—
Net borrowings and repayments of debt	—	—	(12)	(29,872)	(83)	—	(29,967)
Other financing activities	—	—	—	(213)	—	—	(213)
Net cash used in financing activities	—	—	(12)	(40,693)	(83)	10,608	(30,180)
Net (decrease) increase in cash and cash equivalents and restricted cash	—	—	—	(9,432)	131	—	(9,301)
Cash and cash equivalents and restricted cash—Beginning of period	—	—	—	55,453	1,314	—	56,767
Cash and cash equivalents and restricted cash—End of period	$—	$—	$—	$46,021	$1,445	$—	$47,466

Three Months Ended March 31, 2019	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in (provided by) operating activities	$—	$119	$(9,509)	$(268)	$(3,445)	$(13,103)
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(106)	(1,717)	(80)	—	(1,903)
Net cash used investing activities	—	(106)	(1,717)	(80)	—	(1,903)
Cash Flows From Financing Activities:
Cash distributions	—	—	—	—	—	—
Payments to affiliates	—	—	(3,445)	—	3,445	—
Net borrowings and repayments of debt	—	(13)	24,030	(74)	—	23,943
Other financing activities	—	—	(2,636)	—	—	(2,636)
Net cash (used in) provided by financing activities	—	(13)	17,949	(74)	3,445	21,307
Net increase (decrease) in cash and cash equivalents and restricted cash	—	—	6,723	(422)	—	6,301
Cash and cash equivalents and restricted cash —Beginning of period	—	—	16,298	1,849	—	18,147
Cash and cash equivalents and restricted cash —End of period	$—	$—	$23,021	$1,427	$—	$24,448

16.	SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2020	2019
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$58,066	$57,910
Operating costs and expenses	(51,138)	(53,162)
Depreciation and amortization	(1,704)	(1,962)
Segment operating profit	$5,224	$2,786
Funeral Home Operations:
Revenues	$13,179	$13,559
Operating costs and expenses	(10,658)	(11,500)
Depreciation and amortization	(539)	(588)
Segment operating profit	$1,982	$1,471
Reconciliation of segment operating profit to net income (loss):
Cemetery Operations	$5,224	$2,786
Funeral Home Operations	1,982	1,471
Total segment profit	7,206	4,257
Corporate overhead	(8,501)	(13,413)
Corporate depreciation and amortization	(216)	(207)
Gain on sale of businesses	24,086	—
Interest expense	(12,284)	(13,171)
Income tax expense	(1,288)	—
Net income (loss)	$9,003	$(22,534)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$1,188	$890
Funeral Home Operations	10	976
Corporate	875	37
Total capital expenditures	$2,073	$1,903

	March 31, 2020	December 31, 2019
BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,394,901	$1,504,463
Funeral Home Operations	136,726	148,310
Corporate	56,792	66,595
Total assets	$1,588,419	$1,719,368
Assets held for sale:
Cemetery Operations	$65,360	$20,819
Funeral Home Operations	12,490	3,039
Total assets held for sale	$77,850	$23,858
Disposed assets:
Cemetery Operations	$20,445	$—
Funeral Home Operations	3,032	110
Total disposed assets	$23,477	$110

17.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the unaudited condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Company’s unaudited condensed consolidated statements of cash flows (in thousands):

	Three months ended March 31,
	2020	2019
Accounts Receivable
Pre-need/at-need contract originations (sales on credit)	$(25,457)	$(27,587)
Cash receipts from sales on credit (post-origination)	23,862	25,622
Changes in accounts receivable, net of allowance	$(1,595)	$(1,965)
Customer Contract Liabilities
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$35,586	$34,205
Withdrawals of realized income from merchandise trusts during the period	2,684	2,124
Pre-need/at-need contract originations (sales on credit)	25,457	27,587
Undistributed merchandise trust investment earnings, net	(1,595)	3,610
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(2,107)	(2,255)
Recognized maturities of customer contracts collected as of end of period	(45,989)	(46,131)
Recognized maturities of customer contracts uncollected as of end of period	(7,602)	(10,556)
Changes in customer contract liabilities	$6,434	$8,584

18.SUBSEQUENT EVENTS

Amendments to Indenture and Capital Raise

On April 1, 2020, the Partnership and CFS West Virginia (collectively, the “Issuers”) and Wilmington Trust, National Association, as trustee, entered into the Third Supplemental Indenture (the “Supplemental Indenture”) to the Indenture. Pursuant to the terms of the Supplemental Indenture, the following financial covenants were amended:

•

The Interest Coverage Ratio measurements at March 31, June 30 and September 30, 2020 were eliminated and replaced with a Minimum Operating Cash Flow covenant of $(25.0 million), $(35.0 million) and $(35.0 million), respectively;

•	The required Interest Coverage Ratios at December 31, 2020, March 31, 2021 and June 30, 2021 were reduced to 0.00x, 0.75x and 1.10x, respectively, from 1.15x, 1.25x and 1.30x; and
•	The Asset Coverage tests at March 31, June 30, September 30 and December 31, 2020 were reduced to 1.40x from 1.60x.

In addition, the premium payable upon voluntary redemption of the Senior Secured Notes on or after June 27, 2021 and before June 27, 2022 was increased from 4.0% to 5.0% and the premium payable upon any such voluntary redemption on or after June 27, 2022 and before June 27, 2023 was increased from 2.0% to 3.0%.

The Issuers also agreed in the Supplemental Indenture to use their best efforts to cause the Company to effectuate a rights offering on the terms described below as promptly as practicable with an expiration date no later than July 24, 2020 and to receive proceeds of not less than $8.2 million therefrom (in addition to the $8.8 million capital raise described below).

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

Under the terms of the Supplemental Indenture and the Axar Commitment, the Company agreed to undertake an offering to holders of its Common Stock of transferable rights to purchase their pro rata share of shares of Common Stock with an aggregate exercise price of at least $17.0 million at a price of $0.73 per share. The rights offering period, during which the rights will be transferable, will be no less than 20 calendar days and no more than 45 calendar days. The Company agreed to use its best efforts to complete the rights offering with an expiration date no later than July 24, 2020.

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

The Company agreed to pay a total of approximately $241.0 million over the term of the contract, which runs through December 31, 2024, based upon an initial annual cost of $49.0 million and annual increases of 2%. The first year cost will be prorated based upon exact implementation and roll-out schedule for each location. As part of the MSAs, the Company agreed to lease its landscaping and maintenance equipment to Moon for the duration of the agreements and to transfer title to any such equipment we own at the end of the term to Moon, in each case without any additional payment by Moon. As of December 31, 2019, the net book value of the equipment the Company will be leasing to Moon was approximately $7.4 million.

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

Divestitures

On April 7, 2020, the Company completed the Olivet Sale for a net cash purchase price of $24.3 million, subject to certain adjustments, and the assumption of certain liabilities, including $17.1 million in land purchase obligations. The Company used net proceeds of $20.5 million to redeem additional Senior Secured Notes as required by the Indenture.

Cost Reduction Initiatives Related to COVID-19

In an effort to minimize the impact of the COVID-19 Pandemic on the Company’s results of operations, the Company implemented certain cost reduction initiatives in April 2020, which included a reduction of 21 positions within its corporate functions at its headquarters located in Trevose, Pennsylvania.

Amendment of Plan

On May 5, 2020, the Company’s Board approved the second amendment (the “Amendment”) to the Plan, which increased the number of shares of the Company’s common stock reserved for delivery under the Plan by 1,375,000 shares, provided that such additional shares may not be delivered pursuant to awards under the Plan unless and until the increase is approved by the stockholders of the Company, and any awards under the Plan with respect to such additional shares will be expressly conditioned upon receipt of such approval. The Company plans to submit the Plan, as so amended, to its stockholders for their approval at the 2020 annual meeting of stockholders.

NYSE Delisting Notification

On April 14, 2020, the Company received notice from the New York Stock Exchange (the “NYSE”) stating that upon its review of the Company’s financial condition, the NYSE has concluded that the Company is not in compliance with the NYSE’s continued listing requirements (the “NYSE Notification”), since as of April 13, 2020, the 30-trading day average closing price of the Company’s Common Stock had fallen below $1.00 per share over a consecutive 30 trading-day period, which is the minimum average share price for continued listing on the NYSE under Rule 802.01C of the NYSE Listed Company Manual (the “NYSE Listed Manual”). As of April 13, 2020, the Company’s 30 trading-day average closing share price of its security was $0.97.

The Company has a period of six months following the receipt of the NYSE Notification to regain compliance with the minimum share price requirement, which period has been tolled from April 21, 2020 through June 30, 2020. In order to regain compliance, on the last trading day of any calendar month during the cure period, the Common Stock must have (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. In addition, the Company must notify the NYSE, within 10 business days of receipt of the NYSE Notification, of its intent to cure this deficiency or be subject to suspension and delisting procedures. In the event that at the expiration of the six–month cure period, both a $1.00 share price and a $1.00 average share price over the preceding 30 trading days are not attained, the NYSE will commence suspension and delisting procedures. Alternatively, however, the Company can also demonstrate an accelerated cure based on a $1.00 share price on both the last trading day of any calendar month within the six-month cure period and the average share price over the 30 trading days preceding the end of that month. In response, the Company’s Board of Directors is reviewing all available alternatives to return to compliance with the NYSE continued listing standards.

19.RELATED PARTIES

In December 2019, the Company purchased a $30 million participation in a $70 million new debt facility issued by Payless Holdings LLC (“Payless”). Funds and accounts affiliated with Axar also invested $20 million in this facility. The investment was initially proposed by the Company’s Chairman of the Board, Mr. Axelrod, and subsequently approved by the Board. The Axar funds controlled by Mr. Axelrod own approximately 30% of the equity of Payless, and Mr. Axelrod serves on Payless’ board of directors. The Company’s investment in Payless represented approximately 4% of the total fair market value of all of the Company’s trusts as of March 31, 2020 and December, 31, 2019.

As of March 31, 2020, Axar beneficially owned 52.4% of the Company’s outstanding common stock, which constituted a majority of the Company’s outstanding common stock. As a result, the Company is a “controlled company” within the meaning of NYSE corporate governance standards. For discussion of certain risks and uncertainties attributable to the Company being a controlled company, see Part I, Item 1A. Risk Factors of the Company’s Annual Report, and for discussion on the security ownership of certain beneficial owners, directors and executives of the Company, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of the Annual Report.

On April 1, 2020 and April 3, 2020, the Company entered into the Axar Commitment and the 2020 Preferred Purchase Agreement, respectively, with Axar and funds or accounts under its management, respectively. For further details, see Note 18 Subsequent Events of this Report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis presented below provides information to assist in understanding the Company’s financial condition and results of operations and should be read in conjunction with the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 Financial Statements (Unaudited) of this Quarterly Report.

Certain statements contained in this Quarterly Report, including, but not limited to, information regarding our operating activities, the plans and objectives of our management and assumptions regarding our future performance and plans are forward-looking statements. When used in this Quarterly Report, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on management’s expectations and estimates. These statements are neither promises nor guarantees and are made subject to certain risks and uncertainties that could cause actual results to differ materially from the results stated or implied in this Quarterly Report. We believe the assumptions underlying the unaudited condensed consolidated financial statements are reasonable.

Our primary risks include uncertainties regarding current business and economic disruptions resulting from the recent COVID-19 Pandemic, including the effect of government regulations issued in connection therewith, our substantial indebtedness, whether our common stock will trade at prices that exceed the minimum share requirement of the NYSE and the related risk that the NYSE could initiate proceedings to delist the common stock from trading on the NYSE, our ability to identify and negotiate acceptable agreements with purchasers of additional properties, the cash flow from our pre-need and at-need sales, trusts and financings, which may impact our ability to meet our financial projections and service our debt, as well as with our ability to maintain an effective system of internal control over financial reporting including effective disclosure controls and procedures.

Our risks and uncertainties are more particularly described in Part I, Item 1A. Risk Factors of our Annual Report and in Part II, Item 1A of this Quarterly Report.  Readers are cautioned not to place undue reliance on forward-looking statements included in this Quarterly Report, which speak only as of the date the statements were made. Except as required by applicable laws, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

We are one of the leading providers of funeral and cemetery products and services in the death care industry in the United States (“U.S.”). As of March 31, 2020, we operated 319 cemeteries in 27 states and Puerto Rico, of which 289 were owned and 30 were operated under leases, operating agreements or management agreements. We also owned, operated or managed 88 funeral homes in 17 states and Puerto Rico. On December 31, 2019, we consummated the C-Corporation Conversion for the purpose of transitioning the Partnership and its affiliates from a master limited partnership structure to a corporate form. See Part 1. Item 1. Financial Statements (Unaudited)—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 1 General of this Quarterly Report for further information related to the C-Corporation Conversion.

Our revenue is derived from our Cemetery Operations and Funeral Home Operations segments. Our Cemetery Operations segment principally generates revenue from sales of interment rights, cemetery merchandise, which includes markers, bases, vaults, caskets and cremation niches and our cemetery services, which include opening and closing services, cremation services and fees for the installation of cemetery merchandise. Our Funeral Home Operations segment principally generates revenue from sales of funeral home merchandise, which includes caskets and other funeral related items and service revenues, which include services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation and prayer services. These sales occur both at the time of death, which we refer to as at-need and prior to the time of death, which we refer to as pre-need. Our Funeral Home Operations segment also include revenues related to the sale of term and whole life insurance on an agency basis, in which we earn a commission from the sales of these insurance policies.

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

We also earn investment income on certain payments received from customers on pre-need contracts, which are required by law to be deposited into our merchandise and service trusts. Amounts are withdrawn from our merchandise and service trusts when we fulfill the performance obligations. Earnings on these trust funds, which are specifically identifiable for each performance obligation, are also included in the total transaction price. For sales of interment rights, a portion of the cash proceeds received are required to be deposited into a perpetual care trust. While the principal balance of the perpetual care trust must remain in the trust in perpetuity, we recognize investment income on such assets as revenue, excluding realized gains and losses from the sale of trust assets. Pre-need contracts are subject to financing arrangements on an installment basis, with a contractual term not to exceed 60 months. Interest income is recognized utilizing the effective interest method. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate at the time of origination plus 150 basis points in order to segregate the principal and interest components of the total contract value.

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

RECENT EVENTS

The following are key events and transactions that occurred during 2020 through the date of issuance of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q:

•

COVID-19 Pandemic. The outbreak of COVID-19, which has reached pandemic proportions poses a significant threat to the health and economic wellbeing of our employees, customers and vendors. Currently, our operations have been deemed essential by the state and local governments in which we operate, with the exception of Puerto Rico, and we are actively working with federal, state and local government officials to ensure that we continue to satisfy their requirements for offering our essential services. The operation of all of our facilities is critically dependent on the employees who staff these locations. To ensure the wellbeing of our employees and their families, we have provided all of our employees with detailed health and safety literature on COVID-19, such as the CDC’s industry-specific guidelines for working with the deceased who were and may have been infected with COVID-19. In addition, our procurement and safety teams have updated and developed new safety-oriented guidelines to support daily field operations and continue to provide personal protection equipment to those employees whose positions necessitate them, and we have implemented work from home policies at our corporate office consistent with CDC guidance to reduce the risks of exposure to COVID-19 while still supporting the families that we serve. The Company has not experienced any significant disruptions to its business as a result of the work from home policies in its corporate office.

Our marketing and sales team quickly responded to the sales challenges presented by the COVID-19 Pandemic by implementing virtual meeting options using a variety of web-based tools to ensure that we can continue to connect with and meet our customers’ needs in a safe, effective and productive manner. Some of our locations are providing live video streaming of their funeral and burial services to our customers or providing other alternatives that respect social distancing, so that family and friends can connect during their time of grief.

Like most businesses world-wide, the COVID-19 Pandemic has impacted us financially. Through early March 2020, we were experiencing sales growth for the first quarter of 2020, as compared to the first quarter of 2019; however, over the last two weeks of the quarter, we saw our pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. In addition, our pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. While we expect our pre-need sales to be challenged during the COVID 19 Pandemic, we believe the implementation of our virtual meeting tools is one of several key steps to mitigate this disruption. In addition, we expect that throughout this disruption our cemeteries and funeral homes will remain open and available to serve our families in all the locations in which we operate to the extent permitted by local authorities, with the exception of Puerto Rico.

We expect the COVID-19 Pandemic to continue to have an adverse effect on our results of operations and cash flows, however we cannot presently predict, with certainty, the scope and severity of that impact. We may incur additional costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. In the event there are confirmed diagnoses of COVID-19 within a significant number of our facilities, we may incur costs related to the closing and subsequent cleaning of these facilities and the ability to adequately staff the impacted sites. As a result of the implications of COVID-19, we assessed long-lived assets for impairment and concluded no assets were impaired as of March 31, 2020.

•

Divestitures. On January 3, 2020, we consummated the Oakmont Sale with Carriage Funeral Holdings, Inc. for an aggregate cash purchase price of $33.0 million. The divested assets consisted of one cemetery, one funeral home and certain related assets. On April 7, 2020, we consummated the Olivet Sale with Cypress Lawn Cemetery Association for a net cash purchase price of $24.3 million, subject to certain adjustments, and the assumption of certain liabilities, including $17.1 million in land purchase obligations. In addition, in March 2020, we entered into the California Agreement with certain entities owned by John Yeatman and Guy Saxton to sell substantially all of our remaining California properties, consisting of five cemeteries, six funeral establishments and four crematories for a cash purchase price of $7.1 million, subject to certain closing adjustments.

During the three months ended March 31, 2020, we redeemed an aggregate $31.3 million of principal on the Senior Secured Notes, primarily using the net proceeds from the Oakmont Sale. In April 2020, we redeemed an aggregate $20.5 million of principal on the Senior Secured Notes using the net proceeds from the Olivet Sale. Per the Indenture, we anticipate using the first $3.2 million of net proceeds and the remaining 80% of the net proceeds from the Remaining California Sale to redeem additional principal portions of the outstanding Senior Secured Notes.

•

Amendments to Indenture and Capital Raise in 2020. On April 1, 2020, the Partnership, CFS West Virginia and Wilmington Trust, National Association, as trustee, entered into the Supplemental Indenture. Pursuant to the terms of the Supplemental Indenture, several financial covenants were amended. Concurrently with the execution of the Supplemental Indenture, we entered the Axar Commitment pursuant to which Axar committed to (a) purchase shares of our Series A Preferred Stock with an aggregate purchase price of $8.8 million on April 3, 2020, (b) exercise its basic rights in the rights offering by tendering the shares of Series A Preferred Stock so purchased for shares of Common Stock and (c) purchase any shares offered in the rights offering for which other stockholders do not exercise their rights, up to a maximum of an additional $8.2 million of such shares. We did not pay Axar any commitment, backstop or other fees in connection with the Axar Commitment. As contemplated by the Axar Commitment, on April 3, 2020, we sold an aggregate of 176 shares of our Series A Preferred Stock to the 2020 Purchasers for an aggregate purchase price of $8.8 million. Under the terms of the Supplemental Indenture and the Axar Commitment, we agreed to undertake an offering to holders of our Common Stock of transferable rights to purchase their pro rata share of shares of Common Stock with an aggregate exercise price of at least $17.0 million at a price of $0.73 per share. The rights offering period, during which the rights will be transferable, will be no less than 20 calendar days and no more than 45 calendar days. We agreed to use our best efforts to complete the rights offering with an expiration date no later than July 24, 2020.

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

Business Strategies

We believe the Recapitalization Transactions demonstrate both strong underlying values of our asset base, as well as confidence in our ability to execute our turnaround plan. We believe the recapitalization of our balance sheet has reset our financial footing and helps position us to execute the following business strategies:

•

Execute on Financial Strategy. The Recapitalization Transactions have significantly extended our debt capital structure with a five-year maturity, which provides us with a meaningful liquidity improvement to execute our turnaround strategy, including the next phase of our performance improvement plans. In April 2019, we announced a turnaround strategy focused on four key goals: cash flow and liquidity, capital structure, strategic balance sheet/portfolio review, and performance improvement from cost reductions and revenue enhancement.

•

Implementation of New Strategic Initiatives. We view our substantial and diverse asset base as a strength, but we have prioritized the ways in which we view our assets. We believe that by tiering operating units by class and contribution, identifying and initiating a divestiture plan for select assets and prioritizing certain assets over others, we will be able to optimize results in our top tier properties and more efficiently manage our assets. From a portfolio review perspective, we continue to focus our resources on improving our “top tier” assets as we believe they possess the greatest potential for improved profitability. We are also minimizing costs and resources on our “lower-tier” assets to reduce the impact these assets have on profitability of the portfolio.

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

Cemetery Operations

Overview

We are currently the one of the largest owners and operators of cemeteries in the U.S. As of March 31, 2020, we operated 319 cemeteries in 27 states and Puerto Rico. We own 289 of these cemeteries, and we manage or operate the remaining 30 under leases, operating agreements or management agreements. Revenues from our Cemetery Operations segment accounted for approximately 82% of our total revenues for the three months ended March 31, 2020.

Operating Results

The following table presents operating results for our Cemetery Operations segment for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
			Variance
	2020	2019	$	%
Interments	$15,954	$15,944	$10	0%
Merchandise	15,166	16,541	(1,375)	(8%)
Services	15,560	15,967	(407)	(3%)
Interest income	1,938	1,822	116	6%
Investment and other	9,448	7,636	1,812	24%
Total revenues	58,066	57,910	156	0%
Cost of goods sold	9,925	9,743	182	2%
Cemetery expense	17,848	17,247	601	3%
Selling expense	13,049	14,733	(1,684)	(11%)
General and administrative expense	10,316	11,439	(1,123)	(10%)
Depreciation and amortization	1,704	1,962	(258)	(13%)
Total costs and expenses	52,842	55,124	(2,282)	(4%)
Segment operating profit	$5,224	$2,786	$2,438	88%

The following table presents supplemental operating data for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
			Variance
SUPPLEMENTAL DATA:	2020	2019	#	%
Interments performed	12,820	12,995	(175)	(1%)
Net interment rights sold (1)
Lots	5,776	4,485	1,291	29%
Mausoleum crypts (including pre-construction)	414	215	199	93%
Niches	347	338	9	3%
Total net interment rights sold (1)	6,537	5,038	1,499	30%
Number of pre-need cemetery contracts written	8,091	8,434	(343)	(4%)
Number of at-need cemetery contracts written	12,880	13,249	(369)	(3%)
Number of cemetery contracts written	20,971	21,683	(712)	(3%)

______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Cemetery interments revenues were $16.0 million for the three months ended March 31, 2020, which was essentially unchanged from $15.9 million for the three months ended March 31, 2019. An increase in all at-need revenues totaling $0.7 million and a decrease in the cancellation reserve of $0.6 million due to increased collections were offset by a net decrease in pre-need revenues of $1.3 million, primarily due to decreased revenues from pre-need mausoleums and lawn crypts.

Cemetery merchandise revenues were $15.2 million for the three months ended March 31, 2020, a decrease of $1.4 million and 8% from $16.5 million for the three months ended March 31, 2019. The change was due to a decrease in pre-need revenues of $1.8 million, primarily due to decreases in vaults and bases, combined with a net decrease in at-need revenues of $0.1 million. These decreases were partially offset by a decrease in the cancellation reserve of $0.5 million due to increased collections.

Cemetery service revenues were $15.6 million for the three months ended March 31, 2020, a decrease of $0.4 million and 3% from $16.0 million for the three months ended March 31, 2019. The change was due to a decrease in pre-need revenues of $1.0 million primarily due to grave openings, partially offset by an increase in at-need revenues of $0.3 million and a decrease in the cancellation reserve of $0.3 million due to increased collections.

Investment and other income was $9.4 million for the three months ended March 31, 2020, an increase of $1.8 million and 24% from $7.6 million for the three months ended March 31, 2019. The change was due to an increase in investment income primarily due to a change in investment strategy.

Cost of goods sold was $9.9 million for the three months ended March 31, 2020, an increase of $0.2 million and 2% from $9.7 million for the three months ended March 31, 2019. The change was due to higher costs primarily related to markers.

Cemetery expenses were $17.8 million for the three months ended March 31, 2020, an increase of $0.6 million and 3% from $17.2 million for the three months ended March 31, 2019. The change was due to increases in landscaping and lawn care of $3.4 million due to a change in timing of recognizing contract expense. This was partially offset by a decrease in payroll and related taxes of $1.2 million resulting from a reduction in workforce in 2019, a decrease in repairs and maintenance of $0.5 million, a decrease in employee benefits of $0.4 million and a net decrease in various other expenses of $0.7 million.

Selling expenses were $13.0 million for the three months ended March 31, 2020, a decrease of $1.7 million and 11% from $14.7 million for the three months ended March 31, 2019. The change was due to lower revenue activity, combined with a return to a normal level of deferring selling expense as the first quarter of 2019 included an adjustment due to further refinement of our process for recording revenues and related expenses in accordance with ASC 606.

General and administrative expenses were $10.3 million for the three months ended March 31, 2020, a decrease of $1.1 million and 10% from $11.4 million for the three months ended March 31, 2019. The change was due to a decrease in insurance expense of $0.4 million, a decrease in employee benefits of $0.3 million and a net decrease in various other expenses of $0.4 million.

Depreciation and amortization expenses were $1.7 million for the three months ended March 31, 2020, a decrease of $0.3 million and 13% from $2.0 million for the three months ended March 31, 2019. The change was due to routine depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

As of March 31, 2020, we owned, operated or managed 88 funeral homes. These properties are located in 17 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 18% of our total revenues for the three months ended March 31, 2020.

Operating Results

The following table presents operating results for our Funeral Home Operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
			Variance
	2020	2019	$	%
Merchandise	$6,568	$6,275	$293	5%
Services	6,611	7,284	(673)	(9%)
Total revenues	13,179	13,559	(380)	(3%)
Merchandise	1,776	2,317	(541)	(23%)
Services	5,397	5,553	(156)	(3%)
Depreciation and amortization	539	588	(49)	(8%)
Other	3,485	3,630	(145)	(4%)
Total expenses	11,197	12,088	(891)	(7%)
Segment operating profit	$1,982	$1,471	$511	35%

Funeral home merchandise revenues were $6.6 million for the three months ended March 31, 2020, an increase of $0.3 million and 5% from $6.3 million for the three months ended March 31, 2019. The change was due to a net increase in various merchandise revenues.

Funeral home services revenues were $6.6 million for the three months ended March 31, 2020, a decrease of $0.7 million and 9% from $7.3 million for the three months ended March 31, 2019. The change was due to a decrease in pre-need services of $0.5 million combined with a decrease in at-need services of $0.2 million.

Funeral home expenses were $11.2 million for the three months ended March 31, 2020, a decrease of $0.9 million and 7% from $12.1 million for the three months ended March 31, 2019. The change was due to a decrease in casket costs of $0.6 million, a decrease in payroll and related expenses of $0.2 million and a net decrease in various other expenses of $0.1 million.

Corporate

Corporate Overhead

The following table summarizes our corporate overhead by expense category for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
			Variance
	2020	2019	$	%
Corporate overhead	$8,501	$13,413	$(4,912)	(37%)
Non-recurring adjustments
Severance	—	464	(464)	(100%)
C-Corporation Conversion fees	75	316	(241)	(76%)
Other professional fees and other	219	2,393	(2,174)	(91%)
Total non-recurring adjustments	294	3,173	(2,879)	(91%)
Corporate overhead, adjusted	$8,207	$10,240	$(2,033)	(20%)

Corporate overhead expense was $8.5 million for the three months ended March 31, 2020, a decrease of $4.9 million and 37% from $13.4 million for the three months ended March 31, 2019. The change was due to the following:

•	a reduction in professional fees of $2.6 million primarily resulting from a change in auditors, the roll-off of financial advisory and consulting fees, and a decrease in legal fees;
•	savings in payroll and benefits of $1.6 million resulting primarily from a reduction in workforce in 2019 and a roll-off of the related severance; and
•	a net decrease in various other expenses of $0.7 million, primarily related to a rebate of contractual savings related to employee benefits.

Gain on Sale of Businesses

For the three months ended March 31, 2020, we recorded a gain of $24.1 million primarily in connection with the Oakmont Sale in January 2020. For the three months ended March 31, 2019, there were no such transactions.

Interest Expense

Interest expense was $12.3 million for the three months ended March 31, 2020, a decrease of $0.9 million and 7% from $13.2 million for the three months ended March 31, 2019. The change was due to the following:

•	a decrease of $5.3 million due to the payoff of the revolving credit facility in the second quarter of 2019;
•

a decrease of $3.2 million due to the write-off of deferred financing fees of $2.4 million in connection with amending our debt agreement in the first quarter of 2019 and lower amortization of deferred financing fees in the first quarter of 2020; offset by

•

an increase of $7.6 million related to a higher interest rate and principal on our Senior Secured Notes compared to the interest rate and principal on our prior revolving credit facility and senior notes.

Income Tax Expense

Income tax expense was $1.3 million for the three months ended March 31, 2020. There was no income tax expense for the three months ended March 31, 2019. The income tax expense in the three months ended March 31, 2020 was primarily related to deferred taxes on the Oakmont Sale. There was no income tax benefit or expense for the three months ended March 31, 2019 because the statutory maximum in reductions to deferred tax liabilities had already been achieved in the fourth quarter of 2018.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations and proceeds from asset sales. Our primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service. In general, as part of our operating strategy, we expect to fund:

•	working capital deficits through available cash, cash generated from operations, proceeds from asset sales and proceeds from equity offerings;
•

expansion capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service obligations through available cash, cash generated from operations or proceeds from asset sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution related, which will reduce the amount of additional borrowings or asset sales needed; and

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

While we rely heavily on our available cash and cash flows from operating activities to execute our operational strategy and meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or be available to us to the extent required and on acceptable terms. We have experienced negative financial trends, including use of cash in operating activities, which, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern. These negative financial trends include:

•

we have continued to generate negative cash flow from operating activities through March 31, 2020, due to an increased competitive environment and increases in professional fees and compliance costs; and

•	a decline in billings coupled with the increase in professional, compliance and consulting expenses tightened our liquidity position and increased reliance on long-term financial obligations.

During 2019 and 2020, we implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

2019

•

sold an aggregate of 52,083,333 of the Partnership’s Preferred Units for an aggregate purchase price of $57.5 million and completed a private placement of $385.0 million of the Senior Secured Notes. The net proceeds of both transactions were used to fully repay the then-outstanding senior notes due in June 2021 and retire our revolving credit facility that was due in May 2020;

•	managed recurring operating expenses, sought to limit non-recurring operating expenses; and
•	identified sales of select assets to provide supplemental liquidity.

2020

•	completed certain asset sales previously identified in 2019;
•	on April 1, 2020, entered into the Third Supplemental Indenture to the Indenture to amend certain financial covenants;
•

on April 1, 2020, entered into the Axar Commitment with Axar pursuant to which Axar committed to (a) purchase shares of the Company’s Series A Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) with an aggregate purchase price of $8.8 million on April 3, 2020, (b) exercise its basic rights in a rights offering to be effected by the Company by tendering the shares of Series A Preferred Stock so purchased for shares of Common Stock and (c) purchasing any shares offered in the rights offering for which other stockholders do not exercise their rights, up to a maximum of an additional $8.2 million of such shares;

•	on April 3, 2020, sold 176 shares of Series A Preferred Stock to Axar for a cash price of $50,000 per share, an aggregate of $8.8 million; and
•

implemented cost reduction initiatives to minimize the impact of the COVID-19 Pandemic on us, including streamlining corporate staff, consolidations of field positions to reduce redundancies and implement executive level salary reductions.

There is no certainty that our actual operating performance and cash flows will not be substantially different from forecasted results, and there is no certainty we will not need amendments to the Indenture in the future or that any such amendments will be available on terms acceptable to us or at all. Factors that could impact the significant assumptions used by us in assessing our ability to satisfy our financial covenants include the following:

•	operating performance not meeting reasonably expected forecasts, including the effects of the COVID-19 Pandemic on our operations;
•	failing to generate profitable sales;
•	investments in our trust funds experiencing significant declines due to factors outside our control;
•	being unable to compete successfully with other cemeteries and funeral homes in our markets;
•	the number of deaths in our markets declining; and
•	an adverse change in the mix of funeral and cemetery revenues between burials and cremations.

If our planned, implemented and not yet implemented actions are not successful in generating sustainable cash savings for us, or we fail to improve our operating performance and cash flows or we are not able to comply with the covenants under the Indenture, we may be forced to limit our business activities, limit our ability to implement further modifications to our operations or limit the effectiveness of some actions that are included in our forecasts, amend the Indenture and/or seek other sources of capital, and we may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Our ability to meet our obligations at March 31, 2020, and to continue as a going concern, is dependent upon achieving the action plans noted above.

Based on our forecasted operating performance, planned actions to improve our profitability and cash flows, the execution of the Supplemental Indenture and the Axar Commitment and the consummation of the transactions contemplated thereby, including receipt of not less than $17.0 million in proceeds from the contemplated rights offering, together with plans to file financial statements on a timely basis consistent with the debt covenants, we do not believe it is probable that we will breach the covenants under the Indenture or be unable to continue as a going concern for the next twelve-month period. As such, the unaudited condensed consolidated financial statements for the three months ended March 31, 2020 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should we be required to liquidate our assets.

Cash Flows

The following table summarizes our unaudited condensed consolidated statements of cash flows by class of activities in thousands:

	Three Months Ended March 31,

	2020	2019
Cash used in operating activities	$(5,238)	$(13,103)
Cash provided by (used in) investing activities	26,117	(1,903)
Cash (used in) provided by financing activities	(30,180)	21,307

Significant Sources and Uses of Cash During the Three Months Ended March 31, 2020 and 2019

Operating Activities

Net cash used in operations was $5.2 million for the three months ended March 31, 2020 compared to $13.1 million of net cash used in operations during the three months ended March 31, 2019. The $7.9 million change in operating cash flows was primarily due to the following:

•	Net income excluding non-cash items - $7.0 million: Net income excluding non-cash items increased $7.0 million primarily due to expense management efforts during the three months ended March 31, 2020.
•	Other working capital items – $9.1 million: Our operating cash flows were further impacted by other working capital items which resulted in a net increase in operating cash inflows of $9.1 million.
•	Change in cash from accounts payable and other liabilities – $8.2 million: Higher paydowns on our payables resulted in a net increase in operating cash outflows of $8.2 million in 2020.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2020 was $26.1 million as compared to $1.9 million of net cash used in investing activities for the three months ended March 31, 2019. The cash provided by investing activities for the three months ended March 31, 2020 was primarily attributable to proceeds from divestitures of $28.2 million, offset in part by capital expenditures of $2.1 million for both purchases and maintenance of property, plant and equipment. Net cash used in investing activities during the three months ended March 31, 2019 consisted entirely of cash used for capital expenditures.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 was $30.2 million as compared to $21.3 million of net cash provided by financing activities for the three months ended March 31, 2019. The cash used in financing activities for the three months ended March 31, 2020 was primarily due to the redemption of $31.3 million of Senior Secured Notes, using proceeds from the Oakmont sale and other immaterial dispositions. Net cash provided by financing activities during the three months ended March 31, 2019 consisted primarily of $23.9 million of net proceeds from borrowings, partially offset by $2.6 million of financing costs.

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Maintenance capital expenditures	$1,276	$1,012
Expansion capital expenditures	797	891
Total capital expenditures	$2,073	$1,903

Long-Term Debt

Senior Secured Notes

On June 27, 2019, StoneMor Partners L.P., CFS West Virginia and, collectively with the Company, certain direct and indirect subsidiaries of the Company, the initial purchasers party thereto and Wilmington Trust, National Association, as trustee and as collateral agent, entered into an indenture with respect to the 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024.

For further details on our Senior Secured Notes, see Note 9 Long-Term Debt and Note 18 Subsequent Events of Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report.

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

For the three months ended March 31, 2020 and 2019, we had $93.3 million and $88.7 million, respectively, of cash receipts from sales attributable to related bond contracts. These amounts do not consider reductions associated with taxes, obtaining costs or other costs.

Surety bond premiums are paid annually and the bonds are automatically renewable until maturity of the underlying pre-need contracts, unless we are given prior notice of cancellation. Except for cemetery pre-construction bonds (which are irrevocable), the surety companies generally have the right to cancel the surety bonds at any time with appropriate notice. In the event a surety company were to cancel the surety bond, we are required to obtain replacement surety assurance from another surety company or fund a trust for an amount generally less than the posted bond amount. We do not expect that we will be required to fund material future amounts related to these surety bonds due to a lack of surety capacity or surety company non-performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our unaudited condensed consolidated financial statements and related notes included within Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities that arose during the reporting period and through the date our financial statements are filed with the SEC. Although we base our estimates on historical experience and various other assumptions we believe to be reasonable, actual results may differ from these estimates.

A critical accounting estimate or policy is one that requires a high level of subjective judgement by management and could have a material impact to our financial position, results of operations or cash flows if actuals vary significantly from our estimates.

There have been no significant changes to the critical accounting policies and estimates identified in the Annual Report, as described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST-BEARING INVESTMENTS

The interest-bearing investments in our merchandise trusts and perpetual care trusts that are subject to interest rate sensitivity consist of fixed-income securities, money market investments and other short-term investments. As of March 31, 2020, the accumulated fair value of the interest-bearing investments in our merchandise trusts and perpetual care trusts was $126.6 million and $36.1 million, respectively or 27.7% and 11.8% of the fair value of our total trust assets, respectively.

MARKETABLE EQUITY SECURITIES

The marketable equity securities in our merchandise trusts and perpetual care trusts that are subject to market price sensitivity consist of individual equity securities as well as closed and open-ended mutual funds. As of March 31, 2020, the accumulated fair value of the marketable equity securities in our merchandise trusts and perpetual care trusts was $37.3 million and $17.2 million, respectively or 8.2% and 5.6% of the fair value of our total trust assets, respectively.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from one to eight years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of March 31, 2020, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 50.3% and 73.9%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $230.4 million and $226.7 million in our merchandise trusts and perpetual care trusts, respectively, as of March 31, 2020, based on net asset value quotes.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2020. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. The deficiencies noted below could result in a material misstatement in our financial statements; therefore, they represent material weaknesses in our internal control over financial reporting.

In 2018 and 2019, management identified and reported material weaknesses in internal control over financial reporting in our annual reports on Form 10-K for the years ended December 31, 2018 and 2019 related to the following:

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

The Company’s controls applicable to establishment, periodic review for ongoing relevance and consistent application of material accounting policies in conformity with GAAP including (i) revenue recognition and (ii) insurance-related assets and liabilities were not designed appropriately and thus failed to operate effectively. More specifically:

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

The Company’s internal controls designed to prevent a material misstatement in the recognized amount of "Deferred revenues" as of the balance sheet date were not designed appropriately. Specifically, the Company concluded that it did not design effective controls that would lead to a timely identification of a material error in "Deferred revenues" due to failure to accurately and timely relieve the liability when the service was performed or merchandise was delivered. Further, the Company’s review controls designed to detect such errors did not operate at the appropriate level of precision to identify such error. More specifically:

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

Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position and cash flows for the periods presented in conformity with GAAP.

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that the material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of March 31, 2020. Management, with oversight from our Audit Committee, has identified and planned actions that we believe will remediate the material weaknesses described above once fully implemented and operating for a sufficient period of time, and we will continue to devote significant time and attention, including internal and external resources, to these remedial efforts.

We will test the ongoing operating effectiveness of the new remedial controls subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Refer to the Annual Report for further details on the remediation efforts.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2020, we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been present at that time, and those remediation efforts remain ongoing. Other than as described above and in greater detail in the Annual Report, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our significant pending administrative and judicial proceedings involving regulatory, operating, transactional, environmental, and other matters, see Part 1. Item 1. Financial Statements (Unaudited)—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 12 Commitments and Contingencies of this Quarterly Report.

We and certain of our subsidiaries are parties to legal proceedings that have arisen in the ordinary course of business. We do not expect such matters to have a material adverse effect on our unaudited condensed consolidated financial position, results of operations or cash flows. We carry insurance with coverage and coverage limits that we believe to be customary in the cemetery and funeral home industry. Although there can be no assurance that such insurance will be sufficient to protect us against such contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A. Risk Factors of our Annual Report, which are incorporated by reference herein. Except as described below, the risk factors in our Annual Report have not materially changed. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The COVID-19 Pandemic has had an adverse effect on our business and results of operations and future public health concerns and other crises could adversely affect our business, financial condition, profitability or cash flows.

The COVID-19 Pandemic has impacted the global economy, and it has had an adverse effect on our business and results of operations for the three months ended March 31, 2020. As a result of the COVID-19 Pandemic and the related adverse economic and health consequences, we have experienced and could continue to be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition and results of operations: our pre-need sales may decrease; our pre-need installment contract defaults may increase; our revenues may decrease due to reduced and deferred services; the value of our pre-need trust investments and related net investment income may diminish due to the disruption in the financial markets; illnesses could disrupt our workforce; our supply chain could be disrupted; our operating costs may increase due to increased overtime, supply costs, health insurance, worker’s compensation claims, or other effects related to COVID-19. While we have experienced an adverse effect on our sales and results of operations for the three months ended March 31, 2020, and we expect the COVID-19 Pandemic to continue to have an adverse effect on our results of operations and cash flows, we cannot presently predict, with certainty, the scope and severity with which the COVID-19 Pandemic will continue to impact our business, financial condition, results of operations and cash flows. The extent of the full impact of the COVID-19 Pandemic will depend on future developments, which are highly uncertain and largely outside of our control.

There can be no assurances that these and other scenarios resulting from the COVID-19 Pandemic, or other similar health crises, will not have a material and adverse impact on our business, financial condition or results of operations. We are continuing to monitor this public health crisis and its impact on employees, customers, vendors, distribution channels and other business partners and the overall economic environment within the U.S. and worldwide, but we cannot presently predict the full scope and severity of the disruptions caused by the COVID-19 Pandemic on our business, financial condition, results of operations and cash flows.

If the market price for our common stock does not increase to over $1.00, the NYSE may delist our common stock, which could have an adverse effect on the value of an investment in our stock.

As previously reported on a current report on Form 8-K filed with the SEC on April 20, 2020, we received a notice from the NYSE on April 14, 2020 stating that we were not in compliance with the NYSE’s continued listing requirements, because the 30-trading day average closing price of our common stock had fallen below $1.00 per share. We have a period of six months following the receipt of the NYSE notice to regain compliance with the minimum share price requirement, which period has been tolled from April 21, 2020 through June 30, 2020. In order to regain compliance, on the last trading day of any calendar month during the cure period, our common stock must have (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. In the event that at the expiration of the cure period in late December 2020, both a $1.00 share price and a $1.00 average share price over the preceding 30 trading days are not attained, the NYSE will commence suspension and delisting procedures. If our common stock is delisted from the NYSE, the value of an investment in our common stock would be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 18, 2020	17,129	$1.37	—	$—
Total	17,129	$1.37	—	$—

(1) Represents shares that were withheld upon the vesting of awards under the Plan to satisfy certain tax obligations of the recipients of such awards arising from the vesting thereof and thus may be deemed to have been repurchased by the Company.

(1) The value of the shares withheld was the closing price of the Company’s common stock on the last trading day before the date on which such shares were withheld.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBIT INDEX

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1*	Asset Sale Agreement dated as of March 13, 2020 by and among Cypress Lawn Cemetery Association, StoneMor California Subsidiary, Inc. and StoneMor California, Inc.	8-K/A	2.1	March 20, 2020

2.2*	Asset Sale Agreement dated as of March 19, 2020 by and among Laverne Memorial Association, Inc., Lodi Memorial Association, Inc., Lodi Memorial Funeral Home, Inc., Melrose Abbey Memorial Association, Inc., Melrose Abbey Memorial Mortuary, Inc., Oakmont Memorial Funeral & Cremation, Inc., Rocha’s Memorial Mortuary, Inc., Sacramento Memorial Association, Inc., Sacramento Memorial Funeral Home, Inc., Sierra View Memorial Association, Inc., Sierra View Memorial Mortuary, Inc., StoneMor California, Inc., Sierra View Memorial Park, and StoneMor California Subsidiary, Inc.	8-K/A	2.2	March 20, 2020

4.1*	Second Supplemental Indenture, dated as of January 30, 2020, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., StoneMor Inc., StoneMor LP Holdings, LLC and Wilmington Trust, National Association	10-K	4.3	April 7, 2020

4.2*	Supplement to Collateral Agreement dated January 30, 2020 by StoneMor LP Holdings, LLC to Collateral Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, as collateral agent	10-K	4.7	April 7, 2020

10.1*	Registration Rights Agreement dated as of January 30, 2020 by and among StoneMor Inc., American Cemeteries Infrastructure Investors, LLC, StoneMor GP Holdings, LLC and certain funds and managed accounts for which Axar Capital Management, LP serves as investment manager	8-K	10.1	February 4, 2020

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

101

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019; (iii) Unaudited Condensed Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Inc.

*	Incorporated by reference, as indicated

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR INC.

Date: May 15, 2020	By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer

Date: May 15, 2020	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Senior Vice President and Chief Financial Officer