Form 10-Q
period 2020-06-30
Stonemor Inc.
filed 2020-08-14
CIK 1753886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of the registrant’s common stock outstanding at August 11, 2020 was 117,824,266.

FORM 10-Q OF STONEMOR INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STONEMOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$42,862	$34,867
Restricted cash	20,698	21,900
Accounts receivable, net of allowance	55,963	55,794
Prepaid expenses	4,630	4,778
Assets held for sale	31,751	23,858
Other current assets	13,877	17,142
Total current assets	169,781	158,339

Long-term accounts receivable, net of allowance	73,106	75,549
Cemetery property	303,502	320,605
Property and equipment, net of accumulated depreciation	91,892	103,400
Merchandise trusts, restricted, at fair value	472,500	517,192
Perpetual care trusts, restricted, at fair value	298,221	343,619
Deferred selling and obtaining costs	115,401	114,944
Deferred tax assets	29	81
Intangible assets	55,652	56,246
Other assets	25,966	29,393
Total assets	$1,606,050	$1,719,368

Liabilities and Owners' Equity
Current liabilities:
Accounts payable and accrued liabilities	$49,624	$55,134
Liabilities held for sale	24,274	20,668
Accrued interest	111	125
Current portion, long-term debt	1,291	374
Total current liabilities	75,300	76,301

Long-term debt, net of deferred financing costs	322,038	367,963
Deferred revenues	910,870	949,375
Deferred tax liabilities	32,220	34,613
Perpetual care trust corpus	298,221	343,619
Other long-term liabilities	47,110	49,987
Total liabilities	1,685,759	1,821,858
Commitments and contingencies

Owners' equity:
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 117,794,520 and 94,447,356 shares issued and outstanding, respectively	1,177	944
Paid-in capital in excess of par value	(85,975)	(103,434)
Retained earnings	5,089	—
Total owners' equity	(79,709)	(102,490)
Total liabilities and owners' equity	$1,606,050	$1,719,368

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Cemetery:
Interments	$17,392	$20,995	$33,346	$36,939
Merchandise	15,073	17,315	30,239	33,856
Services	16,928	17,365	32,488	33,332
Investment and other	9,539	9,953	20,925	19,411
Funeral home:
Merchandise	5,609	6,073	12,177	12,348
Services	6,166	6,794	12,777	14,078
Total revenues	70,707	78,495	141,952	149,964
Costs and Expenses:
Cost of goods sold	9,562	10,843	19,487	20,586
Cemetery expense	17,907	21,636	35,755	38,883
Selling expense	12,609	15,497	25,658	30,230
General and administrative expense	9,795	10,958	20,111	22,397
Corporate overhead	8,756	13,137	17,257	26,550
Depreciation and amortization	2,334	2,716	4,793	5,473
Funeral home expenses:
Merchandise	1,538	1,014	3,314	3,331
Services	5,297	5,459	10,694	11,012
Other	3,085	3,994	6,570	7,624
Total costs and expenses	70,883	85,254	143,639	166,086

Gain on sale of businesses	7,034	—	31,120	—
Other losses	(2,169)	(3,429)	(2,169)	(3,429)
Operating income (loss)	4,689	(10,188)	27,264	(19,551)
Interest expense	(12,095)	(9,346)	(24,379)	(22,517)
Loss on debt extinguishment	—	(8,478)	—	(8,478)
(Loss) income from operations before income taxes	(7,406)	(28,012)	2,885	(50,546)
Income tax benefit (expense)	3,492	(6,386)	2,204	(6,386)
Net (loss) income	$(3,914)	$(34,398)	$5,089	$(56,932)
Net (loss) income per common share (basic)(1)	$(0.04)	$(0.87)	$0.05	$(1.46)
Net (loss) income per common share (diluted)(1)	$(0.04)	$(0.87)	$0.05	$(1.46)
Weighted average number of common shares outstanding - basic(2)	97,572	39,329	96,022	39,115
Weighted average number of common shares outstanding - diluted(2)	97,572	39,329	96,022	39,115

(1)

For the three and six months ended June 30, 2020, represents net (loss) income divided by weighted average number of common shares outstanding and for the three and six months ended June 30, 2019, represents net loss divided by weighted average number of common limited partner units outstanding.

(2)

For the three and six months ended June 30, 2020, represents weighted average number of common shares outstanding and for the three and six months ended June 30, 2019, represents weighted average number of common limited partner units outstanding.

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands, except units and shares)

	Series A Preferred Stock		Common Stock
	Number of Series A Preferred Shares	Par Value of Series A Preferred Shares	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Retained Earnings	Total
Three Months Ended March 31, 2020
December 31, 2019	—	$—	94,447,356	$944	$(103,434)	$—	$(102,490)
Common stock awards under incentive plans	—	—	29,746	—	375	—	375
Net income	—	—	—	—	—	9,003	9,003
March 31, 2020	—	$—	94,477,102	$944	$(103,059)	$9,003	$(93,112)

Three Months Ended June 30, 2020
March 31, 2020	—	$—	94,477,102	$944	$(103,059)	$9,003	$(93,112)
Issuance of Series A Preferred Stock	176	—	—	—	8,800	—	8,800
Exchange of Series A Preferred Stock for Common Stock	(176)	—	12,054,795	121	(121)	—	—
Issuance of Common Stock	—	—	11,232,877	112	8,088	—	8,200
Common stock awards under incentive plans	—	—	29,746	—	317	—	317
Net loss	—	—	—	—	—	(3,914)	(3,914)
June 30, 2020	—	$—	117,794,520	$1,177	$(85,975)	$5,089	$(79,709)

	Redeemable Convertible Preferred Units		Partners’ Deficit
	Number of Outstanding Preferred Units	Value of Outstanding Preferred Units	Outstanding Common Units	Common Limited Partners	General Partner	Total
Three Months Ended March 31, 2019
December 31, 2018	—	$—	37,958,645	$(2,570)	$(4,008)	$(6,578)
Common unit awards under incentive plans	—	—	301,826	277	—	277
Net loss	—	—	—	(22,300)	(234)	(22,534)
March 31, 2019	—	$—	38,260,471	$(24,593)	$(4,242)	$(28,835)

Three Months Ended June 30, 2019
March 31, 2019	—	$—	38,260,471	$(24,593)	$(4,242)	$(28,835)
Common unit awards under incentive plans	—	—	1,273,376	2,287	2	2,289
Issuance of Series A convertible preferred units	52,083,333	57,500	—	—	—	57,500
Net loss	—	—	—	(34,041)	(357)	(34,398)
June 30, 2019	52,083,333	$57,500	39,533,847	$(56,347)	$(4,597)	$(3,444)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$5,089	$(56,932)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cost of lots sold	2,843	3,718
Depreciation and amortization	4,793	5,473
Provision for bad debt	3,807	4,219
Non-cash compensation expense	727	2,566
Loss on debt extinguishment	—	8,478
Non-cash interest expense	10,506	6,684
Gain on sale of businesses	(31,120)	—
Other losses, net	2,169	3,433
Changes in assets and liabilities:
Accounts receivable, net of allowance	(8,234)	(8,611)
Merchandise trust fund	(2,242)	(9,482)
Other assets	4,746	(4,522)
Deferred selling and obtaining costs	(2,968)	(1,165)
Deferred revenues	19,663	15,126
Deferred taxes, net	(2,340)	6,227
Payables and other liabilities	(6,238)	(6,784)
Net cash provided by (used in) operating activities	1,201	(31,572)
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(3,791)	(4,838)
Proceeds from divestitures	48,336	1,250
Net cash provided by (used in) investing activities	44,545	(3,588)
Cash Flows From Financing Activities:
Proceeds from issuance of Series A Preferred Stock	8,800	—
Proceeds from issuance of Common Stock	8,200	—
Proceeds from issuance of redeemable convertible preferred units, net	—	57,500
Proceeds from borrowings	2,639	406,087
Repayments of debt	(53,572)	(366,470)
Principal payment on finance leases	(749)	(713)
Cost of financing activities	(4,236)	(17,437)
Shares repurchased related to share-based compensation	(35)	—
Net cash (used in) provided by financing activities	(38,953)	78,967
Net increase in cash, cash equivalents and restricted cash	6,793	43,807
Cash, cash equivalents and restricted cash—Beginning of period	56,767	18,147
Cash, cash equivalents and restricted cash—End of period	$63,560	$61,954
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,675	$16,981
Cash paid during the period for income taxes	—	1,402
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,611	$1,858
Operating cash flows from finance leases	225	238
Financing cash flows from finance leases	749	713
Non-cash investing and financing activities:
Acquisition of assets by financing	$—	$1,731
Net transfers within assets held for sale	80,781	(408)
Accrued paid-in-kind interest on Senior Secured Notes	7,077	—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

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

Nature of Operations

The Company is a provider of funeral and cemetery products and services in the death care industry in the United States. As of June 30, 2020, the Company operated 318 cemeteries in 27 states and Puerto Rico, of which 288 were owned and 30 were operated under lease, management or operating agreements. The Company also owned and operated 87 funeral homes, including 40 located on the grounds of cemetery properties that the Company owned, in 17 states and Puerto Rico.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements, which are unaudited, have been prepared in accordance with the requirements of the Quarterly Report on Form 10-Q and Generally Accepted Accounting Principles (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Annual Reports on Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statement as of December 31, 2019, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with Securities and Exchange Commission ("SEC") on April 7, 2020 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto presented in the Annual Report. The results of operations for the six months ended June 30, 2020 may not necessarily be indicative of the results of operations for the full year ending December 31, 2020.

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

COVID-19 and Business Interruption

The outbreak of COVID-19, which has reached pandemic proportions (“COVID-19 Pandemic”), poses a significant threat to the health and economic wellbeing of the Company’s employees, customers and vendors. The Company’s operations have been deemed essential by the state and local governments in which it operates, with the exception of Puerto Rico, and the Company is actively working with federal, state and local government officials to ensure that it continues to satisfy their requirements for offering the Company’s essential services. The operation of all of the Company’s facilities is critically dependent on the Company’s employees who staff these locations. To ensure the wellbeing of the Company’s employees and their families, the Company provided every employee of the Company with detailed health and safety literature on COVID-19, such as the Centers for Disease Control and Prevention (the “CDC”)’s industry-specific guidelines for working with the deceased who were or may have been infected with COVID-19. In addition, the Company’s procurement and safety teams have updated and developed new safety-oriented guidelines to support daily field operations and continue to provide personal protection equipment to those employees whose positions necessitate it. The Company implemented work from home policies at the Company’s corporate office consistent with the CDC’s guidance to reduce the risks of exposure to COVID-19 while still supporting the families that we serve. The Company has not experienced any significant disruptions to its business as a result of the work from home policies in its corporate office.

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

Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially. During the last two weeks of the first quarter and into beginning of the second quarter, the Company saw its pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. However, during the last two months of the second quarter, the Company experienced at-need sales growth. While the Company expects that its pre-need sales could continue to be challenged during the continued COVID-19 Pandemic, the Company believes the implementation of its virtual meeting tools is one of several key steps to mitigate this disruption. In addition, throughout this disruption the Company’s cemeteries and funeral homes have largely remained open and available to serve its families in all the locations in which it operates to the extent permitted by local authorities, with the exception of Puerto Rico, and the Company expects that this will continue.

The Company expects the COVID-19 Pandemic could have an adverse effect on its future results of operations and cash flows, however the Company cannot presently predict, with certainty, the scope and severity of that impact. The Company may incur additional costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. In the event there are confirmed diagnoses of COVID-19 within a significant number of the Company’s facilities, the Company may incur costs related to the closing and subsequent cleaning of these facilities and the ability to adequately staff the impacted sites. In addition, the Company’s pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. As a result of the implications of COVID-19, the Company assessed long-lived assets for impairment and concluded no assets were impaired as of June 30, 2020.

On May 5, 2020, the Company’s Board of Directors, at the recommendation of its Compensation, Nominating and Governance Committee (the “CNG Committee”), approved certain voluntary temporary reductions in base salaries implemented by the Company’s senior management as part of measures being taken to reduce expenses given the uncertainty regarding the extent and potential duration of the COVID-19 pandemic and its impact on the Company’s financial condition. These voluntary base salary reductions, which began on April 20, 2020 and continued for ten weeks, did not modify other rights under any agreements or employee benefits that are determined by reference to base salary and did not give rise to any “good reason” resignation rights or any breach under the affected employees’ applicable arrangements with the Company.

At the CNG Committee’s recommendation, the Board also approved reductions of 50% of the quarterly retainer fee and additional Board committee chair fees payable to non-employee directors for a ten-week period of the third quarter of 2020.

Axar Proposal

On May 27, 2020, the Company announced that it had received an unsolicited proposal letter (the “Proposal”), dated May 24, 2020, from Axar Capital Management L.P. (“Axar”) proposing to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates for $0.67 per share in cash, subject to certain conditions.

Axar currently owns approximately 62% of the Company’s outstanding common stock. According to the Proposal, the proposed transaction would not be contingent on any financing and would be funded with equity from Axar and its affiliates. The Proposal states that the proposed transaction would be conditioned upon, among other things, the negotiation and execution of mutually satisfactory definitive agreements, which Axar proposed would contain terms customary for a transaction of this type, in addition to a closing condition that the approval of holders of a majority of the outstanding shares not owned by Axar or its affiliates be obtained.

On May 26, 2020, the Company’s Board of Directors formed a special committee (the “Special Committee”) consisting of independent directors to consider and evaluate the transaction contemplated by the Proposal. The Special Committee has retained independent legal and financial advisors to assist in its review and evaluation of the proposed transaction and has been authorized by the Board to reject the proposed transaction or to recommend that the Board of Directors approve the terms of the proposed transaction. On June 16, 2020, the Company announced that the Special Committee sent a letter to Axar informing it that, after reviewing the Proposal, it had rejected the price proposed by Axar as inadequate. The Special Committee also informed Axar that it would be open to engaging in further discussions. See Note 19 Subsequent Events for further details on related events subsequent to June 30, 2020.

Strategic Partnership Agreement

On April 2, 2020, the Company entered into two multi-year Master Services Agreements (the “MSAs”) with Moon Landscaping, Inc. and its affiliate, Rickert Landscaping, Inc. (collectively “Moon”), which are being implemented in a phased approach. Under the terms of the MSAs, Moon agreed to provide all grounds and maintenance services at most of the funeral homes, cemeteries and other properties the Company owns or manages including, but not limited to, landscaping, openings and closings, burials, installations, routine maintenance and janitorial services. Moon also agreed to hire all of the Company’s grounds and maintenance employees at the serviced locations upon transition and perform all functions handled by those employees.

The Company agreed to pay a total of approximately $241.0 million over the term of the contracts, which run through December 31, 2024, based upon an initial annual cost of $49.0 million and annual increases of 2%. The first year cost will be prorated based upon exact implementation and roll-out schedule for each location. As part of the MSAs, the Company agreed to sublease to Moon the landscaping and maintenance equipment that it leases and to lease the landscaping and maintenance equipment to Moon that it owns for the duration of the agreements. The Company agreed to transfer title to any such equipment it owns at the end of the term to Moon, in each case without any additional payment by Moon. As of June 30, 2020, the net book value of the equipment the Company was leasing to Moon was approximately $5.5 million.

Each party has the right to terminate the MSAs at any time on six months’ prior written notice, provided that if the Company terminates the MSAs without cause, it will be obligated to pay Moon an equipment credit fee in the amount of $1.0 million for each year remaining in the term, prorated for the portion of the year in which any such termination occurs. The MSAs also contain representations, covenants and indemnity provisions that are customary for agreements of this nature.

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

In addition, the premium payable upon voluntary redemption of the 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024 (the “Senior Secured Notes”) on or after June 27, 2021 and before June 27, 2022 was increased from 4.0% to 5.0% and the premium payable upon any such voluntary redemption on or after June 27, 2022 and before June 27, 2023 was increased from 2.0% to 3.0%.

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

On May 27 2020, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Axar, the accounts managed by Axar set forth on Schedule B thereto and one or more accounts managed by Axar to be designated by it (collectively, the “Purchasers”) pursuant to which the Company agreed to sell an aggregate of 23,287,672 shares of its Common Stock, par value $0.01 per share to the Purchasers at a price of $0.73 per share, an aggregate of $17.0 million. Because the Company’s common stock had been trading at a price less than the $0.73 subscription price for the rights offering described above, the Company’s Board of Directors determined and Axar agreed in the Common Stock Purchase Agreement to amend the Axar Commitment to provide for a direct purchase of the 23,287,672 shares of common stock and avoid the expense of proceeding with the rights offering while obtaining the same per share and aggregate purchase price contemplated by the Axar Commitment.

On June 19, 2020, the Company completed the sale of the aggregate of 23,287,672 shares of its Common Stock (the “New Common Shares”) as contemplated by the Common Stock Purchase Agreement. The Company issued and sold to the Purchasers, and the Purchasers acquired and purchased from the Company, (a) 12,054,795 New Common Shares in exchange for the surrender of 176 shares of Preferred Shares of the Company purchased on April 3, 2020, with a stated value of $8.8 million (an exchange ratio of 68,493.15 New Common Shares for each share of Series A Preferred Stock surrendered), and (b) 11,232,877 New Common Shares for a cash purchase price of $0.73 per share, an aggregate of $8.2 million. The Company offered and sold the New Common Shares in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. The Company relied on this exemption from registration based in part on representations made by the Purchasers in the Purchase Agreement.

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

While the Company relies heavily on its available cash and cash flows from operating activities to execute its operational strategy and meet its financial commitments and other short-term financial needs, the Company cannot be certain that sufficient capital will be generated through operations or be available to the Company to the extent required and on acceptable terms. The Company has experienced negative financial trends, including use of cash in operating activities, which, when considered in the aggregate, could raise substantial doubt about the Company’s ability to continue as a going concern. These negative financial trends include:

•

the Company has incurred net losses for the past several years and generated negative cash flow from operating activities for the year ended December 31, 2019 and the three months ended March 31, 2020, due to an increased competitive environment and increases in professional fees and compliance costs; and

•

a decline in billings coupled with the increase in professional, compliance and consulting expenses that tightened the Company's liquidity position and increased reliance on long-term financial obligations.

During 2019 and 2020, the Company implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

•

sold an aggregate of 52,083,333 Preferred Units for an aggregate purchase price of $57.5 million and completed a private placement of $385.0 million of the Senior Secured Notes in June 2019. The net proceeds of both transactions were used to fully repay the then-outstanding 7.875% senior notes due in June 2021 (the “Senior Notes”) and retire the Company’s revolving credit facility that was due in May 2020;

•	manage recurring operating expenses, seek to limit non-recurring operating expenses and implement cost reduction initiatives to minimize the impact of the COVID-19 Pandemic on the Company;
•	identify and complete sales of select assets to de-leverage the balance sheet; and
•

raised $17.0 million in equity capital from the sale of 176 Preferred Shares and the subsequent exchange of such Preferred Shares for 12,054,795 shares of its Common Stock and the sale of an additional 11,232,877 shares of its Common Stock.

In addition, there is no certainty that the Company's actual operating performance and cash flows will not be substantially different from forecasted results or that the Company will not need amendments to the Indenture in the future or that any such amendments will be available on terms acceptable to the Company or at all. Factors that could impact the significant assumptions used by the Company in assessing its ability to satisfy its financial covenants include the following:

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

Based on the Company's forecasted operating performance, planned actions to improve the Company’s profitability and cash flows, the execution of the Supplemental Indenture and the Axar Commitment and the completion of the transactions contemplated thereby, including the receipt of $17.0 million in gross proceeds, together with plans to file its financial statements on a timely basis consistent with the debt covenants and commitment to filing its periodic reports on a timely basis consistent with the debt covenants, the Company does not believe it is probable that it will breach the covenants under the Indenture or be unable to continue as a going concern for the next twelve-month period. As such, the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should the Company be required to liquidate its assets.

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

The Company has a period of six months following the receipt of the NYSE Notification to regain compliance with the minimum share price requirement, which was tolled from April 21, 2020 through June 30, 2020. In order to regain compliance, on the last trading day of any calendar month during the cure period, the Common Stock must have (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. As required, the Company notified the NYSE, within 10 business days of receipt of the NYSE Notification, of its intent to cure this deficiency in order to avoid immediate suspension and delisting procedures. In the event that at the expiration of the six–month cure period, both a $1.00 share price and a $1.00 average share price over the preceding 30 trading days are not attained, the NYSE will commence suspension and delisting procedures. Alternatively, however, the Company can also demonstrate an accelerated cure based on a $1.00 share price on both the last trading day of any calendar month within the six-month cure period and the average share price over the 30 trading days preceding the end of that month. In response, the Company’s Board of Directors is reviewing all available alternatives to return to compliance with the NYSE continued listing standards.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. Cash and Cash Equivalents was $42.9 million and $34.9 million as of June 30, 2020 and December 31, 2019, respectively.

Restricted Cash

Cash that is restricted from withdrawal or use under the terms of certain contractual agreements is recorded as restricted cash. Restricted cash was $20.7 million and $21.9 million as of June 30, 2020 and December 31, 2019, respectively, which primarily related to cash collateralization of the Company’s letters of credit and surety bonds, and at December 31, 2019 also included a $5.0 million refundable deposit received in connection with the sale of one of the Company’s properties.

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

The Company provides its employees with the election to settle the income tax obligations arising from the vesting of their restricted stock-based compensation awards by the Company withholding stock equal to such income tax obligations. However, employees who are subject to Section 16 of the Exchange Act are required to have stock withheld to satisfy such income tax obligations unless the Company’s Compensation, Nominating and Governance Committee provides that the employee must pay cash in lieu of having stock withheld. Shares of stock acquired from employees in connection with the settlement of the employees’ income tax obligations on these stock-based compensation awards are accounted for as treasury shares that are subsequently retired. Restricted stock awards, restricted stock units and stock options are not considered issued and outstanding for purposes of earnings per share calculations until vested.

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

The following table sets forth the reconciliation of the Company’s weighted-average number of outstanding common shares for the three and six months ended June 30, 2020 and common limited partner units for the three and six months ended June 30, 2019 used to compute basic net income (loss) attributable to common shares and common limited partners per unit, respectively, to those used to compute diluted net loss per common share and per common limited partners unit, respectively, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average number of outstanding common shares—basic(1)	97,572	39,329	96,022	39,115
Plus effect of dilutive incentive awards(2):
Restricted shares	—	—	—	—
Stock options	—	—	—	—
Weighted average number of outstanding common shares—diluted(1)	97,572	39,329	96,022	39,115

(1)

For the three and six months ended June 30, 2020, represents common shares (basic and diluted), and for the three and six months ended June 30, 2019, represents limited partner units (basic and diluted).

(2)

For the three and six months ended June 30, 2020, the diluted weighted-average number of outstanding common shares does not include 5,275,000 and 3,364,392 shares issuable upon the exercise of outstanding options, respectively, and 421,875 restricted common shares, as their effects would have been anti-dilutive. For the three and six months ended June 30, 2019, the diluted weighted-average number of outstanding common limited partner units does not include 201,995 and 203,433 units, respectively, as their effects would have been anti-dilutive.

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

On January 3, 2020, the Company sold substantially all of the assets of Oakmont Memorial Park, Oakmont Funeral Home, Redwood Chapel, Inspiration Chapel and Oakmont Crematory located in California pursuant to the terms of an asset sale agreement (the “Oakmont Agreement”) with Carriage Funeral Holdings, Inc. for an aggregate cash purchase price of $33.0 million (the “Oakmont Sale”). The divested assets consisted of one cemetery, one funeral home and certain related assets. The Oakmont Sale resulted in a gain of $24.4 million for the Company, which is included in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2020. Net proceeds from the sale were used to redeem an aggregate $30.3 million principal amount of the Senior Secured Notes.

On April 7, 2020, the Company completed the sale of substantially all of the assets of the cemetery, funeral establishment and crematory commonly known as Olivet Memorial Park, Olivet Funeral and Cremation Services and Olivet Memorial Park & Crematory pursuant to the terms of an asset sale agreement (the “Olivet Agreement”) with Cypress Lawn Cemetery Association for a net cash purchase price of $24.3 million, subject to certain adjustments (the “Olivet Sale”), and the assumption of certain liabilities, including $17.1 million in land purchase obligations. The Olivet Sale resulted in a gain of $7.2 million for the Company, which is included in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020. The Company used net proceeds of $20.5 million to redeem additional Senior Secured Notes as required by the Indenture.

In addition, in March 2020, the Company entered into an asset sale agreement (the “California Agreement”) with certain entities owned by John Yeatman and Guy Saxton to sell substantially all of the Company’s remaining California properties, consisting of five cemeteries, six funeral establishments and four crematories (the “Remaining California Assets”) for a cash purchase price of $7.1 million, subject to certain closing adjustments (the “Remaining California Sale” and together with the Olivet Sale, the “Total California Sale”). The Company anticipates using the first $3.2 million of net proceeds and 80% of the remaining net proceeds from the Remaining California Sale to redeem additional principal portions of the outstanding Senior Secured Notes. During the three and six months ended June 30, 2020, the Company recorded an impairment charge of $2.2 million, which is presented in Other losses in the accompanying unaudited condensed consolidated statement of operations, to reduce the carrying value of the Remaining California Assets to their fair value.

The following table summarizes the assets and liabilities that have been classified as Assets held for sale on the Company’s unaudited condensed consolidated balance sheets:

	June 30,			December 31,
	2020			2019
	Remaining California	Other	Total	Oakmont	Other	Total
Assets
Current assets:
Accounts receivable, net of allowance	$566	$—	$566	$580	$—	$580
Prepaid expenses	—	—	—	34	—	34
Other current assets	115	—	115	35	—	35
Total current assets held for sale	681	—	681	649	—	649

Long-term accounts receivable, net of allowance	1,380	—	1,380	3,194	—	3,194
Cemetery property	8,643	350	8,993	5,811	350	6,161
Property and equipment, net of accumulated depreciation	1,894	—	1,894	2,762	150	2,912
Merchandise trusts, restricted, at fair value	11,806	—	11,806	6,673	—	6,673
Perpetual care trusts, restricted, at fair value	6,633	—	6,633	2,470	—	2,470
Deferred selling and obtaining costs	999	—	999	1,388	—	1,388
Other assets	1,534	—	1,534	411	—	411
Less: Impairment of assets held for sale	(2,169)	—	(2,169)	—	—	—
Total assets held for sale	$31,401	$350	$31,751	$23,358	$500	$23,858

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$204	$179	$383	$102	$—	$102
Current portion, long-term debt	—	—	—	36	—	36
Other current liabilities	—	—	—	5,000	—	5,000
Total current liabilities held for sale	204	179	383	5,138	—	5,138

Deferred revenues	15,925	—	15,925	12,856	—	12,856
Perpetual care trust corpus	6,633	—	6,633	2,470	—	2,470
Other long-term liabilities	1,333	—	1,333	204	—	204
Total liabilities held for sale	24,095	179	24,274	20,668	—	20,668
Net assets held for sale	$7,306	$171	$7,477	$2,690	$500	$3,190

3.EXIT AND DISPOSAL ACTIVITIES

In an effort to minimize the impact of the COVID-19 Pandemic on the Company’s results of operations among other initiatives, the Company implemented certain cost reduction initiatives in April 2020, which included a reduction of 31 positions within its corporate functions at its headquarters located in Trevose, Pennsylvania and its Cemetery Operations segment.

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

The following table summarizes the activity in the severance liability recognized for these reductions in workforce, by reportable segment (in thousands):

	Cemetery Operations	Funeral Home Operations	Corporate	Consolidated
Balance at December 31, 2019	$86	$—	$64	$150
Accruals	157	—	199	356
Cash payments	(232)	—	(215)	(447)
Balance at June 30, 2020	$11	$—	$48	$59

4.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Customer receivables	$151,854	$153,530
Unearned finance income	(15,787)	(16,303)
Allowance for doubtful accounts	(6,998)	(5,884)
Accounts receivable, net of allowance	129,069	131,343
Less: Current portion, net of allowance	55,963	55,794
Long-term portion, net of allowance	$73,106	$75,549

Activity in the allowance for doubtful accounts was as follows (in thousands):

	June 30, 2020	December 31, 2019
Balance, beginning of period	$5,884	$4,941
Provision for doubtful accounts	3,807	7,559
Charge-offs, net	(2,693)	(6,616)
Balance, end of period	$6,998	$5,884

Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories.

5.	CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Cemetery land	$235,190	$249,260
Mausoleum crypts and lawn crypts	68,312	71,345
Cemetery property	$303,502	$320,605

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Buildings and improvements	$118,840	$125,382
Furniture and equipment	55,890	57,674
Funeral home land	11,285	14,185
Property and equipment, gross	186,015	197,241
Less: Accumulated depreciation	(94,123)	(93,841)
Property and equipment, net of accumulated depreciation	$91,892	$103,400

Depreciation expense was $2.0 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively, and $4.2 million and $4.8 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

7.	MERCHANDISE TRUSTS

At June 30, 2020 and December 31, 2019, the Company’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly and through mutual and investment funds. All of these investments are carried at fair value. All of these investments are subject to the fair value hierarchy and considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 14 Fair Value of Financial Instruments. There were no Level 3 assets. When the Company receives a payment from a pre-need customer, the Company deposits the amount required by law into the merchandise trusts that may be subject to cancellation on demand by the pre-need customer. The Company’s merchandise trusts related to states in which pre-need customers may cancel contracts with the Company comprises 51.4% of the total merchandise trust as of June 30, 2020. The merchandise trusts are variable interest entities (“VIE”) of which the Company is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Company may be required to fund this shortfall.

The Company included $9.3 million and $9.7 million of investments held in trust as required by law by the West Virginia Funeral Directors Association at June 30, 2020 and December 31, 2019, respectively, in its merchandise trust assets. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Company’s merchandise trust activities for the six months ended June 30, 2020 and 2019 is presented below (in thousands):

	Six months ended June 30,
	2020	2019
Balance—beginning of period	$517,192	$488,248
Contributions	22,779	27,075
Distributions	(37,385)	(30,938)
Interest and dividends	11,827	15,479
Capital gain distributions	289	168
Realized gains and losses, net	(516)	593
Other than temporary impairment	(1,655)	(2,314)
Taxes	471	(716)
Fees	(4,107)	(1,978)
Unrealized change in fair value	(24,589)	23,765
Total	484,306	519,382
Less: Assets held for sale	(11,806)	—
Balance—end of period	$472,500	$519,382

During the six months ended June 30, 2020 and 2019, purchases of available for sale securities were approximately $23.0 million and $29.1 million, respectively. During the six months ended June 30, 2020 and 2019, sales, maturities and paydowns of available for sale securities were approximately $25.5 million and $19.9 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in the Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

June 30, 2020	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$104,706	$—	$—	$104,706
Fixed maturities:
U.S. governmental securities	2	355	18	(72)	301
Corporate debt securities	2	13,472	1,346	(126)	14,692
Other debt securities	2	23,586	1,826	(9)	25,403
Total fixed maturities		37,413	3,190	(207)	40,396
Mutual funds—debt securities	1	22,786	458	(820)	22,424
Mutual funds—equity securities	1	46,039	2,367	(17,283)	31,123
Other investment funds(1)		230,105	19,853	(13,618)	236,340
Equity securities	1	45,097	1,519	(11,971)	34,645
Other invested assets	2	5,355	26	—	5,381
Total investments		491,501	27,413	(43,899)	475,015
West Virginia Trust Receivable		9,514	—	(221)	9,293
Total		$501,015	$27,413	$(44,120)	$484,308
Less: Assets held for sale		(12,154)	—	346	(11,808)
Total		$488,861	$27,413	$(43,774)	$472,500

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of zero to six years with three potential one year extensions at the discretion of the funds’ general partners. As of June 30, 2020, there were $45.9 million in unfunded investment commitments to the private credit funds, which are callable at any time.

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

The contractual maturities of debt securities as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

June 30, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$110	$179	$12
Corporate debt securities	3,824	6,566	4,302	—
Other debt securities	16,034	9,369	—	—
Total fixed maturities	$19,858	$16,045	$4,481	$12

December 31, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$112	$78	$193	$13
Corporate debt securities	101	546	16	—
Total fixed maturities	$213	$624	$209	$13

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the merchandise trusts as of June 30, 2020 and December 31, 2019 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$29	$—	$300	$72	$329	$72
Corporate debt securities	2,087	6	503	120	2,590	126
Other debt securities	6,774	9	—	—	6,774	9
Total fixed maturities	8,890	15	803	192	9,693	207
Mutual funds—debt securities	11,436	472	—	348	11,436	820
Mutual funds—equity securities	25,533	15,900	—	1,383	25,533	17,283
Other investment funds	99,890	13,618	—	—	99,890	13,618
Equity securities	29,642	11,971	—	—	29,642	11,971
Total	$175,391	$41,976	$803	$1,923	$176,194	$43,899

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$90	$1	$397	$64	$487	$65
Corporate debt securities	198	29	424	104	622	133
Total fixed maturities	288	30	821	168	1,109	198
Mutual funds—debt securities	241	6	—	—	241	6
Mutual funds—equity securities	—	—	—	—	—	—
Other investment funds	54,782	2,953	—	—	54,782	2,953
Equity securities	3	4	—	—	3	4
Other invested assets	—	—	—	—	—	—
Total	$55,314	$2,993	$821	$168	$56,135	$3,161

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the six months ended June 30, 2020, the Company determined, based on its review, that there were 2 securities with an aggregate cost basis of approximately $16.8 million and an aggregate fair value of approximately $15.1 million, resulting in an impairment of $1.7 million, with such impairment considered to be other than temporary due to credit indicators. During the six months ended June 30, 2019, the Company determined, based on its review, that there were 89 securities with an aggregate cost basis of approximately $91.9 million and an aggregate fair value of approximately $89.6 million, resulting in an impairment of $2.3 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset these changes against deferred merchandise trust revenue. These adjustments to deferred revenue will be reflected within the Company’s unaudited condensed consolidated statements of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

8.	PERPETUAL CARE TRUSTS

At June 30, 2020 and December 31, 2019, the Company’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 14 Fair Value of Financial Instruments. There were no Level 3 assets. The perpetual care trusts are VIEs for which the Company is the primary beneficiary.

A reconciliation of the Company’s perpetual care trust activities for the six months ended June 30, 2020 and 2019 is presented below (in thousands):

	Six months ended June 30,
	2020	2019
Balance—beginning of period	$343,619	$330,562
Contributions	3,616	3,668
Distributions	(27,765)	(12,461)
Interest and dividends	11,279	10,480
Capital gain distributions	318	250
Realized gains and losses, net	(831)	1,019
Other than temporary impairment	(930)	(713)
Taxes	(86)	(555)
Fees	(912)	(1,574)
Unrealized change in fair value	(23,454)	12,632
Total	304,854	343,308
Less: Assets held for sale	(6,633)	—
Balance—end of period	$298,221	$343,308

During the six months ended June 30, 2020 and 2019, purchases of available for sale securities were approximately $9.3 million and $37.2 million, respectively. During the six months ended June 30, 2020 and 2019, sales, maturities and paydowns of available for sale securities were approximately $22.0 million and $25.9 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

June 30, 2020	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$14,279	$—	$—	$14,279
Fixed maturities:
U.S. governmental securities	2	1,017	70	(50)	1,037
Corporate debt securities	2	3,213	213	(137)	3,289
Other debt securities	2	1,071	125	—	1,196
Total fixed maturities		5,301	408	(187)	5,522
Mutual funds—debt securities	1	17,018	231	(568)	16,681
Mutual funds—equity securities	1	16,617	1,500	(4,368)	13,749
Other investment funds(1)		230,150	14,067	(14,000)	230,217
Equity securities	1	35,794	293	(11,698)	24,389
Other invested assets	2	16	1	—	17
Total investments		$319,175	$16,500	$(30,821)	$304,854
Less: Assets held for sale		(7,923)	—	1,290	(6,633)
Total		$311,252	$16,500	$(29,531)	$298,221

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to six years with three potential one year extensions at the discretion of the funds’ general partners. As of June 30, 2020 there were $53.1 million in unfunded investment commitments to the private credit funds, which are callable at any time.

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

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from one to seven years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2019, there were $62.4 million in unfunded investment commitments to the private credit funds, which are callable at any time.

The contractual maturities of debt securities as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

June 30, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$25	$286	$660	$66
Corporate debt securities	402	1,962	925	—
Other debt securities	627	569	—	—
Total fixed maturities	$1,054	$2,817	$1,585	$66

December 31, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$60	$192	$684	$114
Corporate debt securities	294	1,522	84	-
Total fixed maturities	$354	$1,714	$768	$114

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the perpetual care trusts as of June 30, 2020 and December 31, 2019 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$122	$—	$998	$50	$1,120	$50
Corporate debt securities	411	1	1,836	136	2,247	137
Total fixed maturities	533	1	2,834	186	3,367	187
Mutual funds—debt securities	9,847	423	2	145	9,849	568
Mutual funds—equity securities	7,289	4,164	6	204	7,295	4,368
Other investment funds	106,608	14,000	—	—	106,608	14,000
Equity securities	23,552	11,677	10	21	23,562	11,698
Total	$147,829	$30,265	$2,852	$556	$150,681	$30,821

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$291	$4	$942	$48	$1,233	$52
Corporate debt securities	463	46	1,887	96	2,350	142
Total fixed maturities	754	50	2,829	144	3,583	194
Mutual funds—debt securities	2,856	38	—	—	2,856	38
Mutual funds—equity securities	566	66	—	—	566	66
Other investment funds	53,426	5,472	—	—	53,426	5,472
Equity securities	121	12	—	—	121	12
Total	$57,723	$5,638	$2,829	$144	$60,552	$5,782

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the six months ended June 30, 2020, the Company determined, based on its review, that there were 2 securities with an aggregate cost basis of approximately $9.4 million and an aggregate fair value of approximately $8.5 million, resulting in an impairment of $0.9 million, with such impairment considered to be other than temporary due to credit indicators. During the six months ended June 30, 2019, the Company determined that there were 66 securities with an aggregate cost basis of approximately $29.2 million and an aggregate fair value of approximately $28.5 million, resulting in an impairment of $0.7 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value with the offset going against the liability for perpetual care trust corpus.

9.	LONG-TERM DEBT

Total debt consisted of the following at the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
9.875%/11.500% Senior Secured PIK Toggle Notes, due June 2024	$338,778	$380,619
Insurance and vehicle financing	1,389	574
Less deferred financing costs, net of accumulated amortization	(16,838)	(12,856)
Total debt	323,329	368,337
Less current maturities	(1,291)	(374)
Total long-term debt	$322,038	$367,963

Senior Secured Notes

On June 27, 2019, StoneMor Partners L.P. (the “Partnership”), Cornerstone Family Services of West Virginia Subsidiary, Inc. (“CFS West Virginia”) and, collectively with the Partnership, the “Issuers”), certain direct and indirect subsidiaries of the Partnership (the “Guarantors”), the initial purchasers party thereto (the “Initial Purchasers”) and Wilmington Trust, National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”) entered into an indenture (the “Original Indenture”) with respect to the Senior Secured Notes.

On December 31, 2019, the Company, the subsidiary guarantors party thereto, the Issuers and the Trustee entered into the First Supplemental Indenture (the “First Supplemental Indenture”), on January 30, 2020, the Company, LP Sub, the Issuers and the Trustee entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) and on April 1, 2020, the Issuers and the Trustee entered into the Third Supplemental Indenture (the “Third Supplemental Indenture” and, collectively with the Original Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”).

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

•	If redeemed on or after June 27, 2021 and before June 27, 2022, 5% of the principal amount so redeemed;
•	If redeemed on or after June 27, 2022 and before June 27, 2023, 3% of the principal amount so redeemed; and
•	If redeemed on or after June 27, 2023, no premium will be payable.

The Issuers are obligated to redeem the Senior Secured Notes with the net cash proceeds of certain dispositions described in the Indenture, tax refunds, insurance or condemnation proceeds and certain other extraordinary receipts. The redemption price for such redemptions is the principal balance of the Senior Secured Notes being redeemed, all accrued and unpaid interest thereon plus, with respect to redemptions from asset dispositions with net proceeds in excess of $55.0 million, an Applicable Premium of 2% of the principal amount so redeemed. As of June 30, 2020, the Issuers had redeemed approximately $51.7 million of the Senior Secured Notes with the net cash proceeds from dispositions.

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

The Indenture includes financial covenants pursuant to which the Issuers will not permit:

•	the Minimum Operating Cash Flow Amount to be less than $(35.0) million at June 30, 2020 and September 30, 2020;
•

the ratio of the sum of the Operating Cash Flow Amount plus Cash Interest Expense to Cash Interest Expense, or the Consolidated Interest Coverage Ratio, for the twelve months ending as of each date set forth below to be less than:

December 31, 2020	0.00x
March 31, 2021	0.75x
June 30, 2021	1.10x
September 30, 2021	1.35x
December 31, 2021	1.45x
March 31, 2022 and each quarter end thereafter	1.50x

•

the aggregate amount of Capital Expenditures for the prior four fiscal quarters as of the last day of any fiscal quarter beginning with the fiscal quarter ended September 30, 2019 to be more than $20.0 million;

•

the average daily balance of Unrestricted Cash and unrestricted Permitted Investments of the Company and its subsidiaries as of the end of any day for any 10-business day period to be less than $12.5 million during the quarter ended March 31, 2020 and any subsequent quarter through maturity; or

•

the ratio of the (a) the sum of Unrestricted Cash, accounts receivable and merchandise trust account balances to (b) the aggregate principal or face amount of Consolidated Funded Indebtedness, or Asset Coverage Test, for the applicable measurement period as of the last day of June 30, September 30 and December 31, 2020 to be less than 1.40:1.00, and for any subsequent quarter through maturity to be less than 1.60:1.00.

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

As of June 30, 2020, the Company was in compliance with the covenants of the Indenture.

Deferred Financing Costs

In connection with the Third Supplemental Indenture, the Company paid a consent fee of $5.0 million, consisting of a cash payment of $3.5 million and $1.5 million paid in kind, that was recorded as deferred financing fees, which have been deferred and are being amortized over the life of the Senior Secured Notes, using the effective interest method. For the three months ended June 30, 2020 and 2019, the Company recognized $1.0 million and $2.0 million, respectively, of amortization of deferred financing fees on its various debt facilities. For the six months ended June 30, 2020 and 2019, the Company recognized $1.8 million and $3.4 million, respectively, of amortization of deferred financing fees on its various debt facilities.

During the three and six months ended June 30, 2019, the Company wrote-off unamortized deferred financing fees of $6.9 million, which is presented in loss on debt extinguishment in the accompanying unaudited condensed consolidated statement of operations, in connection with the retirement of its prior revolving credit facilities and its Senior Notes.

10.	OWNERS’ EQUITY

Capital Stock

Effective as of the C-Corporation Conversion, the Company was authorized to issue two classes of capital stock: common stock, $0.01 par value per share (“Common Stock”) and preferred stock, $0.01 par value per share (“Preferred Stock”).

At June 30, 2020, 117,794,520 shares of Common Stock were issued and outstanding and no shares of Preferred Stock were issued or outstanding. At June 30, 2020, there were 82,205,480 shares of Common Stock available for issuance, including 2,472,179 shares available for issuance as stock-based incentive compensation under the Company’s long-term incentive plan (the “Plan”), and 10,000,000 shares of Preferred Stock available for issuance. On May 5, 2020, the Company’s Board approved the second amendment (the “Amendment”) to the Plan, which increased the number of shares of the Company’s common stock reserved for delivery under the Plan by 1,375,000 shares, provided that such additional shares may not be delivered pursuant to awards under the Plan unless and until the increase is approved by the stockholders of the Company, and any awards under the Plan with respect to such additional shares will be expressly conditioned upon receipt of such approval. The Company plans to submit the Plan, as so amended, to its stockholders for their approval at the 2020 annual meeting of stockholders.

Stock-based Compensation

The Plan permits the granting of awards covering a total of 9,875,000 common units of the Company. A “unit” under the Plan is defined as a common unit of the Company and such other securities as may be substituted or resubstituted for common units of the Company, including but not limited to shares of the Company’s common stock. The Plan is intended to promote the interests of the Company by providing to employees, consultants and directors of the Company incentive compensation awards to encourage superior performance and enhance the Company’s ability to attract and retain the services of individuals who are essential for its growth and profitability and to encourage them to devote their best efforts to advancing the Company’s business.

Non-qualified Stock Options

On December 18, 2019, the Compensation Committee approved the granting of options to employees of the Company, including certain members of senior management, to purchase an aggregate of 5.5 million common shares at an exercise price of $1.20 per share. The option awards vest in three equal annual installments on each December 18 (or first business day thereafter) commencing on December 18, 2020, provided that the recipient remains employed by the Company. The Company measured the option awards at their grant-date fair value utilizing the Black-Scholes model and will recognize stock compensation expense on a straight-line basis over the weighted-average service period, which is expected to be three years. The option awards expire no later than 10 years from the date of grant.

A rollforward of stock options as of June 30, 2020 is as follows:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Total outstanding at December 31, 2019	5,500,000	$0.34	$1.20
Options granted	—	—	—
Options exercisable	—	—	—
Options exercised	—	—	—
Options forfeited	(225,000)	0.34	1.20
Options expired	—	—	—
Total outstanding at June 30, 2020	5,275,000	$0.34	$1.20

For the three and six months ended June 30, 2020, non-cash stock compensation expense related to stock options was $0.1 million and $0.3 million, respectively. As of June 30, 2020, total unrecognized compensation cost related to unvested stock options was $1.5 million, which the Company expects to recognize over the remaining weighted-average period of 2.5 years.

Assumptions used in calculating the fair value of the stock options granted are summarized below:

2019 Options Granted
Valuation assumptions:
Expected dividend yield	None
Expected volatility	23.41%
Expected term (years)	6.0
Risk-free interest rate	1.78%
Weighted average:
Exercise price per stock option	$1.20
Market price per share	$1.23
Weighted average fair value per stock option	$0.34

Phantom Unit and Restricted Unit Awards

A rollforward of phantom unit and restricted unit awards as of June 30, 2020 is as follows:

	Number of Phantom Unit and Restricted Unit Awards	Weighted Average Grant Date Fair Value
Total non-vested at December 31, 2019	559,218	$3.67
Units issued	54,881	0.73
Units vested	(93,750)	3.88
Units forfeited	—	—
Total non-vested at June 30, 2020	520,349	$3.32

For the three months ended June 30, 2020 and 2019, the Company recognized $0.2 million and $2.3 million, respectively, of non-cash stock compensation expense related to phantom unit and restricted unit awards into earnings. For the six months ended June 30, 2020 and 2019, the Company recognized $0.4 million and $2.6 million, respectively, of non-cash stock compensation expense related to phantom unit and restricted unit awards into earnings. As of June 30, 2020, total unamortized compensation cost related to unvested restricted stock awards was $1.4 million, which the Company expects to recognize over the remaining weighted-average period of 2 years.

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

Deferred revenues and related costs consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Deferred contract revenues	$829,390	$837,190
Deferred merchandise trust revenue	97,841	104,304
Deferred merchandise trust unrealized gains (losses)	(16,361)	7,881
Deferred revenues	$910,870	$949,375
Deferred selling and obtaining costs	$115,401	$114,944

For the six months ended June 30, 2020 and 2019, the Company recognized $34.7 million and $41.0 million, respectively, of the customer contract liabilities balance that existed at December 31, 2019 and 2018, respectively, as revenue.

The components of the customer contract liabilities, net in the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019

Customer contract liabilities, gross	$934,044	$974,927
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts	(23,174)	(25,552)
Customer contract liabilities, net	$910,870	$949,375

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

•

Muth v. StoneMor G.P. LLC, et al., December Term, 2016, No. 1196 and Binder v. StoneMor G.P. LLC, et al., January Term, 2017, No. 4872, both pending in the Court of Common Pleas for Philadelphia County, Pennsylvania, and filed on December 20, 2016 and February 3, 2017, respectively. In these cases, the plaintiffs brought, derivatively on behalf of the Partnership, claims that the officers and directors of StoneMor GP aided and abetted in breaches of the StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in the Partnership’s public filings and by failing to clearly disclose the use of proceeds from debt and equity offerings, as well as approving unsustainable distributions. The plaintiffs also claim that these actions and misrepresentations give rise to a cause of action for unjust enrichment. The derivative plaintiffs seek an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as alterations to the procedures for electing members to the board of the Partnership’s general partner, and other compliance and governance changes. These cases have been consolidated and stayed, by the agreement of the parties, pending final resolution of the motion to dismiss filed in a separate case, which has now been dismissed. In February 2020, the court dismissed these cases for failure to prosecute, and the plaintiffs did not petition the court to restore the cases within the period during which they could do so by right.

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

The Company has the following balances recorded on its consolidated balance sheets related to leases:

	June 30, 2020	December 31, 2019
Assets:
Operating	$8,289	$10,570
Finance	4,873	5,685
Total ROU assets(1)	$13,162	$16,255
Liabilities:
Current
Operating	$1,821	$2,022
Finance	1,215	1,200
Long-term
Operating	9,257	11,495
Finance	3,551	4,302
Total lease liabilities(2)	$15,844	$19,019
(1)	The Company’s ROU operating assets and finance assets are presented within Other assets and Property and equipment, net of accumulated depreciation, respectively, in its consolidated balance sheets.
(2)	The Company’s current lease liabilities and long-term are presented within Accounts payable and accrued liabilities and Other long-term liabilities, respectively, in its consolidated balance sheets.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The weighted average borrowing rates for operating and finance leases were 10.0% and 8.5%, respectively, as of June 30, 2020.

The components of lease expense were as follows:

		Six months ended June 30,
		2020	2019
Lease cost	Classification
Operating lease costs(1)	General and administrative expense	$1,597	$1,831
Finance lease costs
Amortization of leased assets	Depreciation and Amortization	606	640
Interest on lease liabilities	Interest expense	225	238
Variable lease costs	General and administrative expense	—	—
Short-term lease costs(2)	General and administrative expense	—	—
Net lease costs		$2,428	$2,709
(1)	The Company includes its variable lease costs under operating lease costs as these variable lease costs are immaterial.
(2)	The Company does not have any short-term leases with lease terms greater than one month.

Maturities of the Company’s lease labilities as of June 30, 2020 were as follows:

Year ending December 31,	Operating	Finance
2020	$1,474	$828
2021	2,559	1,828
2022	2,144	2,010
2023	1,868	702
2024	1,728	99
Thereafter	5,729	—
Total	$15,502	$5,467
Less: Interest	(4,424)	(701)
Present value of lease liabilities	$11,078	$4,766

Maturities of the Company’s lease labilities as of December 31, 2019 were as follows:

Year ending December 31,	Operating	Finance
2019	$3,283	$1,759
2020	2,783	1,838
2021	2,455	2,026
2022	2,190	708
2023	2,046	106
Thereafter	6,348	—
Total	$19,105	$6,437
Less: Interest	(5,588)	(935)
Present value of lease liabilities	$13,517	$5,502

Operating and finance lease payments include $2.1 million related to options to extend lease terms that are reasonably certain of being exercised and $1.9 million related to residual value guarantees. The weighted average remaining lease term for operating and finance leases was 6.8 years and 2.4 years, respectively, as of June 30, 2020.

As of June 30, 2020, the Company had no additional operating leases that had not yet commenced, and did not have any lease transactions with its related parties. In addition, as of June 30, 2020, the Company had not entered into any new sale-leaseback arrangements.

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

Recurring Fair Value Measurement

At June 30, 2020 and December 31, 2019, the two financial instruments measured by the Company at fair value on a recurring basis were its merchandise and perpetual care trusts, which consist of investments in debt and equity marketable securities and cash equivalents that are carried at fair value and are classified as either Level 1 or Level 2 (see Note 7 Merchandise Trusts and Note 8 Perpetual Care Trusts).

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

Other Financial Instruments

The Company’s other financial instruments at June 30, 2020 and December 31, 2019 consisted of its Senior Secured Notes (see Note 9 Long-Term Debt). At June 30, 2020 and December 31, 2019, the estimated fair value of the Company’s Senior Secured Notes was $335.6 million and $383.2 million, respectively, based on trades made on that date, compared with the carrying amount of $349.6 million and $392.8 million, respectively.

15.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Secured Notes are guaranteed by the Company and its 100% owned subsidiaries, other than the co-issuers (except as to each other’s obligations thereunder), as described in Note 9 Long-Term Debt. The guarantees are full, unconditional, joint and several. The Partnership and CFS West Virginia are the co-issuers of the Senior Secured Notes.

In accordance with the disclosures made in Note 1 General, StoneMor Inc. is the “Parent” for the audited consolidated balance sheet presented as of December 31, 2019 and the unaudited condensed consolidated financial statements presented as of and for the three and six months ended June 30, 2020, while the Partnership is the “Parent” for the unaudited condensed consolidated financial statements presented for the three and six months ended June 30, 2019. The Company’s audited consolidated balance sheet as of December 31, 2019 and its unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 include the accounts of cemeteries operated under long-term leases, operating agreements and management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Company. The Company’s consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

The financial information presented below reflects the Company’s standalone accounts, the standalone accounts of the co-issuers, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Company’s consolidated accounts as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019. For the purpose of the following financial information, the Company’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$—	$39,747	$3,115	$—	$42,862
Restricted cash	—	—	—	20,698	—	—	20,698
Assets held for sale	—	—	—	31,751	—	—	31,751
Other current assets	—	—	3,562	58,501	12,407	—	74,470
Total current assets	—	—	3,562	150,697	15,522	—	169,781
Long-term accounts receivable	—	—	2,365	60,158	10,583	—	73,106
Cemetery and funeral home property and equipment	—	—	529	362,525	32,340	—	395,394
Merchandise trusts	—	—	—	—	472,500	—	472,500
Perpetual care trusts	—	—	—	—	298,221	—	298,221
Deferred selling and obtaining costs	—	—	5,785	91,102	18,514	—	115,401
Intangible assets	—	—	—	73	55,579	—	55,652
Other assets	—	—	—	23,340	2,655	—	25,995
Investments in and amounts due from affiliates eliminated upon consolidation	—	263,960	—	610,236	—	(874,196)	—
Total assets	$—	$263,960	$12,241	$1,298,131	$905,914	$(874,196)	$1,606,050
Liabilities and Owners' Equity
Current liabilities	—	—	205	73,563	1,532	—	75,300
Long-term debt, net of deferred financing costs	—	263,960	55,981	2,097	—	—	322,038
Deferred revenues	—	—	33,092	763,409	114,369	—	910,870
Perpetual care trust corpus	—	—	—	—	298,221	—	298,221
Other long-term liabilities	—	—	—	62,590	16,740	—	79,330
Investments in and amounts due to affiliates eliminated upon consolidation	79,709	79,709	170,019	319,941	526,515	(1,175,893)	—
Total liabilities	79,709	343,669	259,297	1,221,600	957,377	(1,175,893)	1,685,759
Owners' equity	(79,709)	(79,709)	(247,056)	76,531	(51,463)	301,697	(79,709)
Total liabilities and owners' equity	$—	$263,960	$12,241	$1,298,131	$905,914	$(874,196)	$1,606,050

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2019	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$—	$33,553	$1,314	$—	$34,867
Restricted cash	—	—	—	21,900	—	—	21,900
Assets held for sale	—	—	—	23,858	—	—	23,858
Other current assets	—	—	3,497	62,686	11,531	—	77,714
Total current assets	—	—	3,497	141,997	12,845	—	158,339
Long-term accounts receivable	—	—	2,557	63,124	9,868	—	75,549
Cemetery and funeral home property and equipment	—	—	609	391,626	31,770	—	424,005
Merchandise trusts	—	—	—	—	517,192	—	517,192
Perpetual care trusts	—	—	—	—	343,619	—	343,619
Deferred selling and obtaining costs	—	—	5,654	91,243	18,047	—	114,944
Intangible assets	—	—	—	136	56,110	—	56,246
Other assets	—	—	—	26,907	2,567	—	29,474
Investments in and amounts due from affiliates eliminated upon consolidation	—	301,531	—	648,359	—	(949,890)	—
Total assets	$—	$301,531	$12,317	$1,363,392	$992,018	$(949,890)	$1,719,368
Liabilities and Owners' Equity
Current liabilities	$—	$—	$161	$74,674	$1,466	$—	$76,301
Long-term debt, net of deferred financing costs	—	301,531	66,239	193	—	—	367,963
Deferred revenues	—	—	33,349	802,528	113,498	—	949,375
Perpetual care trust corpus	—	—	—	—	343,619	—	343,619
Liabilities held for sale, net of current portion
Other long-term liabilities	—	—	—	68,227	16,373	—	84,600
Investments in and amounts due to affiliates eliminated upon consolidation	102,490	102,490	183,611	367,770	567,666	(1,324,027)	—
Total liabilities	102,490	404,021	283,360	1,313,392	1,042,622	(1,324,027)	1,821,858
Owners' equity	(102,490)	(102,490)	(271,043)	50,000	(50,604)	374,137	(102,490)
Total liabilities and owners' equity	$—	$301,531	$12,317	$1,363,392	$992,018	$(949,890)	$1,719,368

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$—	$1,197	$58,703	$13,605	$(2,798)	$70,707
Total costs and expenses	—	—	(3,803)	(57,161)	(12,717)	2,798	(70,883)
Gain on sale of businesses	—	—	—	7,034	—	—	7,034
Other losses	—	—	—	(2,169)	—	—	(2,169)
Net (loss) income from equity investment in subsidiaries	(3,914)	4,273	(3,398)	—	—	3,039	—
Interest expense	—	(8,187)	(1,798)	(1,814)	(296)	—	(12,095)
(Loss) income from operations before income taxes	(3,914)	(3,914)	(7,802)	4,593	592	3,039	(7,406)
Income tax benefit	—	—	—	3,492	—	—	3,492
Net (loss) income	$(3,914)	$(3,914)	$(7,802)	$8,085	$592	$3,039	$(3,914)

Three Months Ended June 30, 2019		Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues		$—	$1,439	$65,749	$13,068	$(1,761)	$78,495
Total costs and expenses		—	(4,038)	(66,980)	(15,997)	1,761	(85,254)
Other losses		—	—	(1,346)	(2,083)	—
Net loss from equity investment in subsidiaries		(30,577)	(22,358)	—	—	52,935	—
Interest expense		(2,883)	(3,822)	(2,369)	(272)	—	(9,346)
Loss on debt extinguishment		(938)	(1,441)	(6,099)	—	—	(8,478)
Loss from operations before income taxes		(34,398)	(30,220)	(11,045)	(5,284)	52,935	(28,012)
Income tax expense		—	—	(6,386)	—	—	(6,386)
Net loss		$(34,398)	$(30,220)	$(17,431)	$(5,284)	$52,935	$(34,398)

Six Months Ended June 30, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$—	$2,391	$118,401	$26,674	$(5,514)	$141,952
Total costs and expenses	—	—	(6,972)	(116,145)	(26,036)	5,514	(143,639)
Gain on sale of businesses	—	—	—	31,120	—	—	31,120
Other losses	—	—	—	(2,169)	—	—	(2,169)
Net income from equity investment in subsidiaries	5,089	21,974	9,187	—	—	(36,250)	—
Interest expense	—	(16,885)	(3,709)	(3,196)	(589)	—	(24,379)
Income from operations before income taxes	5,089	5,089	897	28,011	49	(36,250)	2,885
Income tax benefit	—	—	—	2,204	—	—	2,204
Net income	$5,089	$5,089	$897	$30,215	$49	$(36,250)	$5,089

Six Months Ended June 30, 2019		Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues		$—	$3,003	$125,501	$24,200	$(2,740)	$149,964
Total costs and expenses		—	(8,558)	(132,915)	(27,353)	2,740	(166,086)
Other losses		—	—	(1,346)	(2,083)	—	(3,429)
Net loss from equity investment in subsidiaries		(51,753)	(41,283)	—	—	93,036	—
Interest expense		(4,241)	(5,909)	(11,825)	(542)	—	(22,517)
Loss on debt extinguishment		(938)	(1,441)	(6,099)	—	—	(8,478)
Loss from operations before income taxes		(56,932)	(54,188)	(26,684)	(5,778)	93,036	(50,546)
Income tax expense		—	—	(6,386)	—	—	(6,386)
Net loss		$(56,932)	$(54,188)	$(33,070)	$(5,778)	$93,036	$(56,932)

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$33	$18,309	$3,453	$(20,594)	$1,201
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	—	(8)	46,039	(1,486)	—	44,545
Payments to affiliates	(17,000)	—	—	—	—	17,000	—
Net cash provided by investing activities	(17,000)	—	(8)	46,039	(1,486)	17,000	44,545
Cash Flows From Financing Activities:
Proceeds from issuance of Series A Preferred Stock	8,800	—	—	—	—	—	8,800
Proceeds from issuance of Common Stock	8,200	—	—	—	—	—	8,200
Payments from affiliates	—	—	—	(3,594)	—	3,594	—
Net borrowings and repayments of debt	—	—	(25)	(51,491)	(166)	—	(51,682)
Other financing activities	—	—	—	(4,271)	—	—	(4,271)
Net cash used in financing activities	17,000	—	(25)	(59,356)	(166)	3,594	(38,953)
Net increase in cash and cash equivalents and restricted cash	—	—	—	4,992	1,801	—	6,793
Cash and cash equivalents and restricted cash—Beginning of period	—	—	—	55,453	1,314	—	56,767
Cash and cash equivalents and restricted cash—End of period	$—	$—	$—	$60,445	$3,115	$—	$63,560

Six Months Ended June 30, 2019	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in (provided by) operating activities	$—	$197	$(21,647)	$28	$(10,150)	$(31,572)
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(173)	(3,216)	(199)	—	(3,588)
Payments to affiliates	(57,500)	—	—	—	57,500	—
Net cash used investing activities	(57,500)	(173)	(3,216)	(199)	57,500	(3,588)
Cash Flows From Financing Activities:
Payments from affiliates	—	—	47,350	—	(47,350)	—
Proceeds from issuance of redeemable convertible preferred units, net	57,500	—	—	—	—	57,500
Net borrowings and repayments of debt	—	(24)	39,076	(148)	—	38,904
Other financing activities	—	—	(17,437)	—	—	(17,437)
Net cash provided (used in) by financing activities	57,500	(24)	68,989	(148)	(47,350)	78,967
Net increase (decrease) in cash and cash equivalents and restricted cash	—	—	44,126	(319)	—	43,807
Cash and cash equivalents and restricted cash —Beginning of period	—	—	16,298	1,849	—	18,147
Cash and cash equivalents and restricted cash —End of period	$—	$—	$60,424	$1,530	$—	$61,954

16.	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$58,932	$65,628	$116,998	$123,538
Operating costs and expenses	(49,873)	(58,934)	(101,011)	(112,096)
Depreciation and amortization	(1,619)	(1,920)	(3,323)	(3,882)
Segment operating profit	$7,440	$4,774	$12,664	$7,560
Funeral Home Operations:
Revenues	$11,775	$12,867	$24,954	$26,426
Operating costs and expenses	(9,920)	(10,467)	(20,578)	(21,967)
Depreciation and amortization	(489)	(598)	(1,028)	(1,186)
Segment operating profit	$1,366	$1,802	$3,348	$3,273
Reconciliation of segment operating profit to net income (loss):
Cemetery Operations	7,440	4,774	$12,664	$7,560
Funeral Home Operations	1,366	1,802	3,348	3,273
Total segment profit	8,806	6,576	16,012	10,833
Corporate overhead	(8,756)	(13,137)	(17,257)	(26,550)
Corporate depreciation and amortization	(226)	(198)	(442)	(405)
Gain on sale of businesses	7,034	—	31,120	—
Other losses	(2,169)	(3,429)	(2,169)	(3,429)
Interest expense	(12,095)	(9,346)	(24,379)	(22,517)
Loss on debt extinguishment	—	(8,478)	—	(8,478)
Income tax benefit (expense)	3,492	(6,386)	2,204	(6,386)
Net (loss) income	$(3,914)	$(34,398)	$5,089	$(56,932)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$1,357	$2,921	$2,545	$3,811
Funeral Home Operations	7	6	17	982
Corporate	354	8	1,229	45
Total capital expenditures	$1,718	$2,935	$3,791	$4,838

	June 30, 2020	December 31, 2019
BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,406,081	$1,504,463
Funeral Home Operations	132,842	148,310
Corporate	67,127	66,595
Total assets	$1,606,050	$1,719,368
Assets held for sale:
Cemetery Operations	$26,091	$20,819
Funeral Home Operations	5,660	3,039
Total assets held for sale	$31,751	$23,858
Disposed assets:
Cemetery Operations	$20,445	$—
Funeral Home Operations	3,032	110
Total disposed assets	$23,477	$110

17.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the unaudited condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Company’s unaudited condensed consolidated statements of cash flows (in thousands):

	Six months ended June 30,
	2020	2019
Accounts Receivable
Pre-need/at-need contract originations (sales on credit)	$(56,337)	$(51,323)
Cash receipts from sales on credit (post-origination)	48,103	42,712
Changes in accounts receivable, net of allowance	$(8,234)	$(8,611)
Customer Contract Liabilities
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$74,613	$72,283
Withdrawals of realized income from merchandise trusts during the period	5,163	4,596
Pre-need/at-need contract originations (sales on credit)	56,337	51,323
Undistributed merchandise trust investment earnings, net	(999)	7,924
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(3,456)	(4,405)
Recognized maturities of customer contracts collected as of end of period	(97,751)	(93,466)
Recognized maturities of customer contracts uncollected as of end of period	(14,244)	(23,129)
Changes in customer contract liabilities	$19,663	$15,126

18.RELATED PARTIES

In December 2019, the Company purchased a $30 million participation in a $70 million new debt facility issued by Payless Holdings LLC (“Payless”). Funds and accounts affiliated with Axar also invested $20 million in this facility. The investment was initially proposed by the Company’s Chairman of the Board, Mr. Axelrod, and subsequently approved by the Board. The Axar funds controlled by Mr. Axelrod own approximately 30% of the equity of Payless, and Mr. Axelrod serves on Payless’ board of directors. The Company’s investment in Payless represented approximately 4% of the total fair market value of all of the Company’s trusts as of June 30, 2020 and December, 31, 2019.

As of June 30, 2020, Axar beneficially owned 61.8% of the Company’s outstanding common stock, which constituted a majority of the Company’s outstanding common stock. As a result, the Company is a “controlled company” within the meaning of NYSE corporate governance standards. For discussion of certain risks and uncertainties attributable to the Company being a controlled company, see Part I, Item 1A. Risk Factors of the Company’s Annual Report, and for discussion on the security ownership of certain beneficial owners, directors and executives of the Company, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of the Annual Report.

On April 1, 2020 and April 3, 2020, the Company entered into the Axar Commitment and the 2020 Preferred Purchase Agreement, respectively, with Axar and funds or accounts under its management, respectively. On May 27, 2020, the Company entered into the Common Stock Purchase Agreement with Axar and in June 2020 sold an aggregate of 23,287,672 shares of its Common Stock to Axar. Additionally, the Company received the Proposal, dated May 24, 2020, from Axar proposing to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates. For further details on all of these events, see Note 1 General of this Report.

19.SUBSEQUENT EVENTS

On July 31, 2020, the Company announced that the Special Committee of the board of directors had received an amended proposal (the “Amended Proposal”) from Axar proposing to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates for $0.80 per share in cash, subject to certain conditions. The key terms of the Amended Proposal were set forth in a letter dated July 28, 2020. The Special Committee and its advisors remain engaged on matters pertaining to the proposed transaction.

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

BUSINESS OVERVIEW

We are one of the leading providers of funeral and cemetery products and services in the death care industry in the United States (“U.S.”). As of June 30, 2020, we operated 318 cemeteries in 27 states and Puerto Rico, of which 288 were owned and 30 were operated under leases, operating agreements or management agreements. We also owned, operated or managed 87 funeral homes in 17 states and Puerto Rico. On December 31, 2019, we consummated the C-Corporation Conversion for the purpose of transitioning the Partnership and its affiliates from a master limited partnership structure to a corporate form. See Part 1. Item 1. Financial Statements (Unaudited)—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 1 General of this Quarterly Report for further information related to the C-Corporation Conversion.

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

RECENT EVENTS

The following are key events and transactions that occurred during 2020 through the date of issuance of the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q:

•

COVID-19 Pandemic. The outbreak of COVID-19, which has reached pandemic proportions poses a significant threat to the health and economic wellbeing of our employees, customers and vendors. Currently, our operations have been deemed essential by the state and local governments in which we operate, with the exception of Puerto Rico, and we are actively working with federal, state and local government officials to ensure that we continue to satisfy their requirements for offering our essential services. The operation of all of our facilities is critically dependent on the employees who staff these locations. To ensure the wellbeing of our employees and their families, we provided all of our employees with detailed health and safety literature on COVID-19, such as the CDC’s industry-specific guidelines for working with the deceased who were or may have been infected with COVID-19. In addition, our procurement and safety teams have updated and developed new safety-oriented guidelines to support daily field operations and continue to provide personal protection equipment to those employees whose positions necessitate it. We implemented work from home policies at our corporate office consistent with CDC guidance to reduce the risks of exposure to COVID-19 while still supporting the families that we serve. The Company has not experienced any significant disruptions to its business as a result of the work from home policies in its corporate office.

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

Like most businesses world-wide, the COVID-19 Pandemic has impacted us financially. Through early March 2020, we were experiencing sales growth for the first quarter of 2020, as compared to the first quarter of 2019; however, during the last two weeks of the first quarter and into beginning of the second quarter, we saw our pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. Then, during the last two months of the second quarter, the Company experienced at-need sales growth. While we expect our pre-need sales could continue to be challenged during the continued COVID 19 Pandemic, we believe the implementation of our virtual meeting tools is one of several key steps to mitigate this disruption. In addition, throughout this disruption our cemeteries and funeral homes have largely remained open and available to serve our families in all the locations in which we operate to the extent permitted by local authorities, with the exception of Puerto Rico, and we expect that this will continue.

We expect the COVID-19 Pandemic could have an adverse effect on our future results of operations and cash flows, however we cannot presently predict, with certainty, the scope and severity of that impact. We may incur additional costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. In the event there are confirmed diagnoses of COVID-19 within a significant number of our facilities, we may incur costs related to the closing and subsequent cleaning of these facilities and the ability to adequately staff the impacted sites. In addition, our pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. As a result of the implications of COVID-19, we assessed long-lived assets for impairment and concluded no assets were impaired as of June 30, 2020.

On May 5, 2020, our Board of Directors, at the recommendation of its Compensation, Nominating and Governance Committee (the “CNG Committee”), approved certain voluntary temporary reductions in base salaries implemented by our senior management as part of measures being taken to reduce expenses given the uncertainty regarding the extent and potential duration of the COVID-19 pandemic and its impact on our financial condition. These voluntary base salary reductions, which began on April 20, 2020 and continued for ten weeks, did not modify other rights under any agreements or employee benefits that are determined by reference to base salary and did not give rise to any “good reason” resignation rights or any breach under the affected employees’ applicable arrangements with us.

At the CNG Committee’s recommendation, the Board also approved reductions of 50% of the quarterly retainer fee and additional Board committee chair fees payable to non-employee directors for a ten-week period of the third quarter of 2020.

•

Strategic Partnership Agreement. On April 2, 2020, we entered into two multi-year MSAs with Moon, which are being implemented in a phased approach. Under the terms of the MSAs, Moon agreed to provide all grounds and maintenance services at most of the funeral homes, cemeteries and other properties we own or manage including, but not limited to, landscaping, openings and closings, burials, installations, routine maintenance and janitorial services. Moon also agreed to hire all of our grounds and maintenance employees at the serviced locations upon transition and perform all functions handled by those employees.

We agreed to pay a total of approximately $241.0 million over the term of the contracts, which run through December 31, 2024, based upon an initial annual cost of $49.0 million and annual increases of 2%. The first year cost will be prorated based upon exact implementation and roll-out schedule for each location. As part of the MSAs, we agreed to sublease to Moon the landscaping and maintenance equipment that it leases and to lease the landscaping and maintenance equipment to Moon that it owns for the duration of the agreements. We agreed to transfer title to any such equipment we own at the end of the term to Moon, in each case without any additional payment by Moon. As of June 30, 2020, the net book value of the equipment the Company is leasing to Moon was approximately $5.5 million.

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

During the six months ended June 30, 2020, we redeemed an aggregate $51.7 million of principal on the Senior Secured Notes, primarily using the net proceeds from the Oakmont Sale and the Olivet Sale. Per the Indenture, we anticipate using the first $3.2 million of net proceeds and 80% of the remaining net proceeds from the Remaining California Sale to redeem additional principal portions of the outstanding Senior Secured Notes.

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

On May 27 2020, we entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Axar, the accounts managed by Axar set forth on Schedule B thereto and one or more accounts managed by Axar to be designated by it (collectively, the “Purchasers”) pursuant to which we agreed to sell an aggregate of 23,287,672 shares of our Common Stock, par value $0.01 per share to the Purchasers at a price of $0.73 per share, an aggregate of $17.0 million. Because our common stock had been trading at a price less than the $0.73 subscription price for the rights offering described above, our Board of Directors determined and Axar agreed in the Common Stock Purchase Agreement to amend the Axar Commitment to provide for a direct purchase of the 23,287,672 shares of common stock and avoid the expense of proceeding with the rights offering while obtaining the same per share and aggregate purchase price contemplated by the Axar Commitment.

On June 19, 2020, we completed the sale of the aggregate of 23,287,672 shares of our Common Stock (the “New Common Shares”) as contemplated by the Common Stock Purchase Agreement. We issued and sold to the Purchasers, and the Purchasers acquired and purchased from us, (a) 12,054,795 New Common Shares in exchange for the surrender of 176 shares of Preferred Shares purchased on April 3, 2020, with a stated value of $8.8 million (an exchange ratio of 68,493.15 New Common Shares for each share of Series A Preferred Stock surrendered), and (b) 11,232,877 New Common Shares for a cash purchase price of $0.73 per share, an aggregate of $8.2 million. We offered and sold the New Common Shares in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. We relied on this exemption from registration based in part on representations made by the Purchasers in the Purchase Agreement.

•

Axar Proposal. On May 27, 2020, we announced that we received the Proposal, dated May 24, 2020, from Axar proposing to acquire all of our outstanding shares of common stock not owned by Axar or its affiliates for $0.67 per share in cash, subject to certain conditions.

Axar currently owns approximately 62% of our outstanding common stock. According to the Proposal, the proposed transaction would not be contingent on any financing and would be funded with equity from Axar and its affiliates. The Proposal states that the proposed transaction would be conditioned upon, among other things, the negotiation and execution of mutually satisfactory definitive agreements, which Axar proposed would contain terms customary for a transaction of this type, in addition to a closing condition that the approval of holders of a majority of the outstanding shares not owned by Axar or its affiliates be obtained.

On May 26, 2020, our Board of Directors formed the Special Committee consisting of independent directors to consider and evaluate the transaction contemplated by the Proposal. The Special Committee has retained independent legal and financial advisors to assist in its review and evaluation of the proposed transaction and has been authorized by the Board to reject the proposed transaction or to recommend that the Board of Directors approve the terms of the proposed transaction. On June 16, 2020, we announced that the Special Committee sent a letter to Axar informing it that, after reviewing the Proposal, it had rejected the price proposed by Axar as inadequate. The Special Committee also informed Axar at that time that it would be open to engaging in further discussions. On July 31, 2020, we announced that the Special Committee of the board of directors had received an Amended Proposal from Axar proposing to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates for $0.80 per share in cash, subject to certain conditions. The Special Committee and its advisors remain engaged on matters pertaining to the proposed transaction.

We caution our stockholders and others considering trading in our securities that there can be no assurance that any agreement with respect to the proposed transaction will be executed or that this or any other transaction will be approved or consummated. We do not undertake any obligation to provide any updates with respect to this or any other transaction, or to provide any additional disclosures to reflect subsequent events, new information or future circumstances, except as required under applicable law.

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

•

Improve Operating Efficiencies. We have targeted significant opportunities to improve operating productivity in the next phase of our turnaround strategy. We expect to achieve meaningful “4-wall” improvement as identified by expense reductions and industry benchmarks. These strategies balance cost savings, revenue enhancement and productivity gains to meet our primary objectives on a continuing basis. Specifically, we have focused on sales production and management, field labor efficiencies, procurement, outsourcing and digital modernization.  We believe these initiatives will improve profitability and cash flow across the asset base. During the quarter ended June 30, 2020, we: refined our new field management model, introduced late in the first quarter of 2020; continued to drive location productivity by eliminating unproductive sales personnel and right-sizing the field administrative team; implemented a new product hierarchy to modernize our approach to sales and margin optimization; outsourced maintenance at the majority of our locations; executed a corporate reduction in force of 15%; and laid the groundwork for our new procurement platform, an industry-leading business spend management solution, which launched at the beginning of the third quarter of 2020. We remain focused on the timely execution of additional efficiencies as contained in our turnaround plan.

RESULTS OF OPERATIONS

We have two distinct reportable segments, Cemetery Operations and Funeral Home Operations, which are supported by corporate costs and expenses.

Cemetery Operations

Overview

We are currently the one of the largest owners and operators of cemeteries in the U.S. As of June 30, 2020, we operated 318 cemeteries in 27 states and Puerto Rico. We own 288 of these cemeteries, and we manage or operate the remaining 30 under leases, operating agreements or management agreements. Revenues from our Cemetery Operations segment accounted for approximately 83% and 82% of our total revenues for the three and six months ended June 30, 2020, respectively.

Operating Results

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following tables present operating results for our Cemetery Operations segment for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
			Variance
	2020	2019	$	%
Interments	$17,392	$20,995	$(3,603)	(17%)
Merchandise	15,073	17,315	(2,242)	(13%)
Services	16,928	17,365	(437)	(3%)
Interest income	1,992	1,954	38	2%
Investment and other	7,547	7,999	(452)	(6%)
Total revenues	58,932	65,628	(6,696)	(10%)
Cost of goods sold	9,562	10,843	(1,281)	(12%)
Cemetery expense	17,907	21,636	(3,729)	(17%)
Selling expense	12,609	15,497	(2,888)	(19%)
General and administrative expense	9,795	10,958	(1,163)	(11%)
Depreciation and amortization	1,619	1,920	(301)	(16%)
Total costs and expenses	51,492	60,854	(9,362)	(15%)
Segment operating profit	$7,440	$4,774	$2,666	56%

	Three Months Ended June 30,
			Variance
	2020	2019	$	%
Total cemetery revenues	$58,932	$65,628	$(6,696)	(10%)
Less: revenue associated with divested properties	13	4,054	(4,041)	(100%)
Comparable(1) cemetery revenues(2)	$58,919	$61,574	$(2,655)	(4%)

Total cemetery segment operating profit	$7,440	$4,774	$2,666	56%
Less: segment operating (loss) profit associated with divested properties	(179)	1,349	(1,528)	(113%)
Comparable(1) cemetery segment operating profit(2)	$7,619	$3,425	$4,194	122%

______________________________

(1)	We define comparable operations as those cemetery locations owned by us for the entire period beginning January 1, 2019 and ending June 30, 2020.
(2)

Since January 1, 2020, we have sold properties at which we operated three cemeteries. We believe this supplemental measure of our performance, which is derived from our financial information, provides useful information to help evaluate our operating results and enables a more meaningful period-to-period comparison by focusing on the results of operations from the cemetery locations we continue to operate. This supplemental measure may not be comparable to similarly titled measures of other companies, and should be read only in conjunction with financial information presented on a GAAP basis.

The following table presents supplemental operating data for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
			Variance
SUPPLEMENTAL DATA:	2020	2019	#	%
Interments performed	13,488	13,543	(55)	(0%)
Net interment rights sold (1)
Lots	6,753	7,196	(443)	(6%)
Mausoleum crypts (including pre-construction)	325	342	(17)	(5%)
Niches	457	552	(95)	(17%)
Total net interment rights sold (1)	7,535	8,090	(555)	(7%)
Number of pre-need cemetery contracts written	10,008	10,066	(58)	(1%)
Number of at-need cemetery contracts written	14,462	14,623	(161)	(1%)
Number of cemetery contracts written	24,470	24,689	(219)	(1%)

______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Cemetery interments revenues were $17.4 million for the three months ended June 30, 2020, a decrease of $3.6 million and 17% from $21.0 million for the three months ended June 30, 2019. A decrease of $2.4 million was associated with properties recently divested. The remaining decrease of $1.2 million was due to a decrease in pre-need sales of $2.6 million due in part to a decline in large and bulk sales, and an increase in cancellations and promotional discounts of $0.3 million, partially offset by an increase in at-need sales of $1.7 million.

Cemetery merchandise revenues were $15.1 million for the three months ended June 30, 2020, a decrease of $2.2 million and 13% from $17.3 million for the three months ended June 30, 2019. A decrease of $0.7 million was associated with properties recently divested. The remaining decrease of $1.5 million was due to a decrease in revenues from pre-need turning at-need of $1.4 million and an increase in cancellations and promotional discounts of $0.2 million, partially offset by an increase in at-need revenues of $0.1 million.

Cemetery service revenues were $16.9 million for the three months ended June 30, 2020, a decrease of $0.4 million and 3% from $17.4 million for the three months ended June 30, 2019. The decrease was primarily associated with properties recently divested.

Investment and other income was $7.5 million for the three months ended June 30, 2020, a decrease of $0.5 million and 6% from $8.0 million for the three months ended June 30, 2019. The decrease was primarily associated with properties recently divested.

Cost of goods sold was $9.6 million for the three months ended June 30, 2020, a decrease of $1.3 million and 12% from $10.8 million for the three months ended June 30, 2019. A decrease of $0.6 million was associated with properties recently divested. The remaining decrease of $0.7 million was due to lower revenue activity.

Cemetery expenses were $17.9 million for the three months ended June 30, 2020, a decrease of $3.7 million and 17% from $21.6 million for the three months ended June 30, 2019. A decrease of $0.7 million was associated with properties recently divested. The remaining decrease of $3.0 million was savings realized from a reduction in workforce and transitioning management of cemetery maintenance to Moon.

Selling expenses were $12.6 million for the three months ended June 30, 2020, a decrease of $2.9 million and 19% from $15.5 million for the three months ended June 30, 2019. A decrease of $1.2 million was associated with properties recently divested. The remaining decrease of $1.7 million was due to lower revenue activity, combined with a decrease in marketing and advertising expense.

General and administrative expenses were $9.8 million for the three months ended June 30, 2020, a decrease of $1.2 million and 11% from $11.0 million for the three months ended June 30, 2019. This decrease was due to a decrease in insurance expense of $0.7 million due to improved management of claims, a decrease in wages and benefits of $0.4 million resulting from a reduction in workforce, and a net decrease of $0.4 million in various other expenses, partially offset by an increase of $0.3 million in costs associated with personal protection equipment due to the COVID-19 Pandemic.

Depreciation and amortization expenses were $1.6 million for the three months ended June 30, 2020, a decrease of $0.3 million and 16% from $1.9 million for the three months ended June 30, 2019. A decrease of $0.1 million was associated with properties recently divested. The remaining decrease of $0.2 million was due to routine depreciation and amortization of the associated asset base.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following tables present operating results for our Cemetery Operations segment for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
			Variance
	2020	2019	$	%
Interments	$33,346	$36,939	$(3,593)	(10%)
Merchandise	30,239	33,856	(3,617)	(11%)
Services	32,488	33,332	(844)	(3%)
Interest income	3,930	3,776	154	4%
Investment and other	16,995	15,635	1,360	9%
Total revenues	116,998	123,538	(6,540)	(5%)
Cost of goods sold	19,487	20,586	(1,099)	(5%)
Cemetery expense	35,755	38,883	(3,128)	(8%)
Selling expense	25,658	30,230	(4,572)	(15%)
General and administrative expense	20,111	22,397	(2,286)	(10%)
Depreciation and amortization	3,323	3,882	(559)	(14%)
Total costs and expenses	104,334	115,978	(11,644)	(10%)
Segment operating profit	$12,664	$7,560	$5,104	68%

	Six Months Ended June 30,
			Variance
	2020	2019	$	%
Total cemetery revenues	$116,998	$123,538	$(6,540)	(5%)
Less: revenue associated with divested properties	1,176	7,165	(5,989)	(84%)
Comparable(1) cemetery revenues(2)	$115,822	$116,373	$(551)	(0%)

Total cemetery segment operating profit	$12,664	$7,560	$5,104	68%
Less: segment operating (loss) profit associated with divested properties	(259)	1,769	(2,028)	(115%)
Comparable(1) cemetery segment operating profit(2)	$12,923	$5,791	$7,132	123%

______________________________

(1)	We define comparable operations as those cemetery locations owned by us for the entire period beginning January 1, 2019 and ending June 30, 2020.
(2)

Since January 1, 2020, we have sold properties at which we operated three cemeteries. We believe this supplemental measure of our performance, which is derived from our financial information, provides useful information to help evaluate our operating results and enables a more meaningful period-to-period comparison by focusing on the results of operations from the cemetery locations we continue to operate. This supplemental measure may not be comparable to similarly titled measures of other companies, and should be read only in conjunction with financial information presented on a GAAP basis.

The following table presents supplemental operating data for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
			Variance
SUPPLEMENTAL DATA:	2020	2019	#	%
Interments performed	26,308	26,538	(230)	(1%)
Net interment rights sold (1)
Lots	12,529	11,681	848	7%
Mausoleum crypts (including pre-construction)	739	557	182	33%
Niches	804	890	(86)	(10%)
Total net interment rights sold (1)	14,072	13,128	944	7%
Number of pre-need cemetery contracts written	18,099	18,500	(401)	(2%)
Number of at-need cemetery contracts written	27,342	27,872	(530)	(2%)
Number of cemetery contracts written	45,441	46,372	(931)	(2%)

______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Cemetery interments revenues were $33.3 million for the six months ended June 30, 2020, a decrease of $3.6 million and 10% from $36.9 million for the six months ended June 30, 2019. The decrease was associated with properties recently divested.

Cemetery merchandise revenues were $30.2 million for the six months ended June 30, 2020, a decrease of $3.6 million and 11% from $33.9 million for the six months ended June 30, 2019. A decrease of $1.2 million was associated with properties recently divested. The remaining decrease of $2.4 million was due to revenues from pre-need turning at-need of $3.0 million, partially offset by a decrease in cancellations and promotional discounts of $0.3 million and an increase in at-need revenues of $0.3 million.

Cemetery service revenues were $32.5 million for the six months ended June 30, 2020, a decrease of $0.8 million and 3% from $33.3 million for the six months ended June 30, 2019. A decrease of $0.6 million was associated with properties recently divested. The remaining decrease of $0.2 million was due to a decrease in pre-need revenues of $1.8 million, partially offset by a decrease in cancellations and promotional discounts of $0.2 million and an increase in at-need revenues of $1.4 million.

Investment and other income was $17.0 million for the six months ended June 30, 2020, an increase of $1.4 million and 9% from $15.6 million for the six months ended June 30, 2019. A decrease of $0.7 million was associated with properties recently divested. The remaining change, an increase of $2.1 million, was due to an increase in investment income primarily due to a change in investment strategy.

Cost of goods sold was $19.5 million for the six months ended June 30, 2020, a decrease of $1.1 million and 5% from $20.6 million for the six months ended June 30, 2019. A decrease of $0.8 million was associated with properties recently divested. The remaining decrease of $0.3 million was due to lower revenue activity.

Cemetery expenses were $35.8 million for the six months ended June 30, 2020, a decrease of $3.1 million and 8% from $38.9 million for the six months ended June 30, 2019. A decrease of $1.0 million was associated with properties recently divested. The remaining decrease of $2.1 million was savings realized from a reduction in workforce and transitioning management of cemetery maintenance to Moon.

Selling expenses were $25.7 million for the six months ended June 30, 2020, a decrease of $4.6 million and 15% from $30.2 million for the six months ended June 30, 2019. A decrease of $1.7 million was associated with properties recently divested. The remaining decrease of $2.9 million was due to lower revenue activity, combined with a decrease in marketing and advertising expense.

General and administrative expenses were $20.1 million for the six months ended June 30, 2020, a decrease of $2.3 million and 10% from $22.4 million for the six months ended June 30, 2019. A decrease of $0.3 million was associated with properties recently divested. The remaining decrease of $2.0 million was due to a decrease in insurance expense of $1.0 million due to improved management of claims, a decrease in wages and benefits of $0.8 million resulting from a reduction in workforce, and a net decrease of $0.5 million in various other expenses, partially offset by an increase of $0.3 million in costs associated with personal protection equipment due to the COVID-19 Pandemic.

Depreciation and amortization expenses were $3.3 million for the six months ended June 30, 2020, a decrease of $0.6 million and 14% from $3.9 million for the six months ended June 30, 2019. A decrease of $0.2 million was associated with properties recently divested. The remaining decrease of $0.4 million was due to routine depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

As of June 30, 2020, we owned, operated or managed 87 funeral homes. These properties are located in 17 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 17% and 18% of our total revenues for the three and six months ended June 30, 2020, respectively.

Operating Results

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following tables present operating results for our Funeral Home Operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
			Variance
	2020	2019	$	%
Merchandise	$5,609	$6,073	$(464)	(8%)
Services	6,166	6,794	(628)	(9%)
Total revenues	11,775	12,867	(1,092)	(8%)
Merchandise	1,538	1,014	524	52%
Services	5,297	5,459	(162)	(3%)
Depreciation and amortization	489	598	(109)	(18%)
Other	3,085	3,994	(909)	(23%)
Total expenses	10,409	11,065	(656)	(6%)
Segment operating profit	$1,366	$1,802	$(436)	(24%)

	Three Months Ended June 30,
			Variance
	2020	2019	$	%
Total funeral home revenues	$11,775	$12,867	$(1,092)	(8%)
Less: revenue associated with divested properties	(6)	573	(579)	(101%)
Comparable(1) funeral home revenues(2)	$11,781	$12,294	$(513)	(4%)

Total funeral home segment operating profit	$1,366	$1,802	$(436)	(24%)
Less: segment operating (loss) profit associated with divested properties	(26)	247	(273)	(111%)
Comparable(1) funeral home segment operating profit(2)	$1,392	$1,555	$(163)	(11%)

______________________________

(1)	We define comparable operations as those cemetery locations owned by us for the entire period beginning January 1, 2019 and ending June 30, 2020.
(2)

Since January 1, 2020, we have sold properties at which we operated two funeral homes. We believe this supplemental measure of our performance, which is derived from our financial information, provides useful information to help evaluate our operating results and enables a more meaningful period-to-period comparison by focusing on the results of operations from the funeral home locations we continue to operate. This supplemental measure may not be comparable to similarly titled measures of other companies, and should be read only in conjunction with financial information presented on a GAAP basis.

Funeral home merchandise revenues were $5.6 million for the three months ended June 30, 2020, a decrease of $0.5 million and 8% from $6.1 million for the three months ended June 30, 2019. A decrease of $0.3 million was associated with properties recently divested. The remaining decrease of $0.2 million was due to a decrease in at-need casket sales.

Funeral home services revenues were $6.2 million for the three months ended June 30, 2020, a decrease of $0.6 million and 9% from $6.8 million for the three months ended June 30, 2019. A decrease of $0.3 million was associated with properties recently divested. The remaining decrease of $0.3 million was due to lower revenues from pre-need contracts turning at-need.

Funeral home expenses were $10.4 million for the three months ended June 30, 2020, a decrease of $0.7 million and 6% from $11.1 million for the three months ended June 30, 2019. A decrease of $0.3 million was associated with properties recently divested. The remaining decrease of $0.4 million was due to a decrease in wages of $0.5 million resulting from a reduction in workforce, a decrease of $0.3 million due to a loss on disposal of assets in the prior period that did not recur in the current period, and a net decrease in various other expenses of $0.1 million. These decreases were partially offset by an increase in casket costs of $0.5 million due to an adjustment to costs in the prior period that did not recur in the current period.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following tables present operating results for our Funeral Home Operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
			Variance
	2020	2019	$	%
Merchandise	$12,177	$12,348	$(171)	(1%)
Services	12,777	14,078	(1,301)	(9%)
Total revenues	24,954	26,426	(1,472)	(6%)
Merchandise	3,314	3,331	(17)	(1%)
Services	10,694	11,012	(318)	(3%)
Depreciation and amortization	1,028	1,186	(158)	(13%)
Other	6,570	7,624	(1,054)	(14%)
Total expenses	21,606	23,153	(1,547)	(7%)
Segment operating profit	$3,348	$3,273	$75	2%

	Six Months Ended June 30,
			Variance
	2020	2019	$	%
Total funeral home revenues	$24,954	$26,426	$(1,472)	(6%)
Less: revenue associated with divested properties	269	1,029	(760)	(74%)
Comparable(1) funeral home revenues(2)	$24,685	$25,397	$(712)	(3%)

Total funeral home segment operating profit	$3,348	$3,273	$75	2%
Less: segment operating (loss) profit associated with divested properties	(71)	318	(389)	(122%)
Comparable(1) funeral home segment operating profit(2)	$3,419	$2,955	$464	16%

______________________________

(1)	We define comparable operations as those cemetery locations owned by us for the entire period beginning January 1, 2019 and ending June 30, 2020.
(2)

Since January 1, 2020, we have sold properties at which we operated two funeral homes. We believe this supplemental measure of our performance, which is derived from our financial information, provides useful information to help evaluate our operating results and enables a more meaningful period-to-period comparison by focusing on the results of operations from the funeral home locations we continue to operate. This supplemental measure may not be comparable to similarly titled measures of other companies, and should be read only in conjunction with financial information presented on a GAAP basis.

Funeral home merchandise revenues were $12.2 million for the six months ended June 30, 2020, a decrease of $0.2 million and 1% from $12.3 million for the six months ended June 30, 2019. A decrease of $0.3 million was associated with properties recently divested. Our remaining properties were relatively flat with an increase of $0.1 million.

Funeral home services revenues were $12.8 million for the six months ended June 30, 2020, a decrease of $1.3 million and 9% from $14.1 million for the six months ended June 30, 2019. A decrease of $0.5 million was associated with properties recently divested. The remaining decrease of $0.8 million was primarily due to lower revenues from pre-need contracts turning at-need.

Funeral home expenses were $21.6 million for the six months ended June 30, 2020, a decrease of $1.5 million and 6% from $23.2 million for the six months ended June 30, 2019. A decrease of $0.4 million was associated with properties recently divested. The remaining decrease of $1.1 million was due to a decrease in wages of $0.7 million resulting from a reduction in workforce, a decrease in insurance expense of $0.4 million due to improved management of claims, a decrease of $0.3 million due to a loss on disposal of assets in the prior period that did not recur in the current period, partially offset by a net increase in various other expenses of $0.3 million.

Corporate

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Corporate Overhead

The following table summarizes our corporate overhead by expense category for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
			Variance
	2020	2019	$	%
Corporate overhead	$8,756	$13,137	$(4,381)	(33%)
Non-recurring adjustments
Severance	150	512	(362)	(71%)
C-Corporation Conversion fees	—	741	(741)	(100%)
Other professional fees and other	319	1,325	(1,006)	(76%)
Total non-recurring adjustments	469	2,578	(2,109)	(82%)
Corporate overhead, adjusted	$8,287	$10,559	$(2,272)	(22%)

Corporate overhead expense was $8.8 million for the three months ended June 30, 2020, a decrease of $4.4 million and 33% from $13.1 million for the three months ended June 30, 2019. The change was due to the following:

•	a decrease in stock compensation of $1.9 million;
•	a reduction in professional fees of $1.3 million primarily resulting from roll-off of financial advisory and consulting fees, the completion of the C-Corp conversion and a decrease in legal fees;
•	a decrease in legal settlements of $0.5 million;
•

a net decrease in payroll and benefits of $0.4 million resulting primarily from a reduction in workforce in 2019 and a roll-off of the related severance, partially offset by an increase in bonuses; and

•	a net decrease in various other expenses of $0.3 million;

Gain on Sale of Businesses

For the three months ended June 30, 2020, we recorded a gain of $7.0 million in connection with the Olivet Sale in April 2020. For the three months ended June 30, 2019, there were no such transactions.

Other Losses

Other losses for the three months ended June 30, 2020 consisted of an impairment charge of $2.2 million to reduce the carrying value of the Remaining California Assets to their fair value. Other losses for the three months ended June 30, 2019 was $3.4 million and consisted of a $2.1 million loss of the termination of a management agreement and a $1.3 million impairment of cemetery property.

Interest Expense

Interest expense was $12.1 million for the three months ended June 30, 2020, an increase of $2.7 million and 29% from $9.3 million for the three months ended June 30, 2019. The change was due to the following:

•	an increase of $6.5 million related to a higher interest rate and principal on the Senior Secured Notes compared to the interest rate and principal of the Senior Notes;
•	a decrease of $2.9 million related to the payoff of the revolving credit facility; and
•	a decrease of $0.9 million related to amortization of deferred financing fees.

Loss on Debt Extinguishment

There was no loss on debt extinguishment for the three months ended June 30, 2020. Loss on debt extinguishment for the three months ended June 30, 2019 was $8.5 million, consisting of the write-off of deferred financing fees of $6.9 million and original issue discounts of $1.6 million associated with the refinancing of the Company’s Senior Notes and revolving credit facilities.

Income Tax Benefit (Expense)

Income tax benefit was $3.5 million for the three months ended June 30, 2020, compared to income tax expense of $6.4 million for the three months ended June 30, 2019. The income tax benefit in the three months ended June 30, 2020 was primarily related to changes in projected state deferred tax savings related to consolidated state filings. The deferred tax provision increased in the three months ended June 30, 2019 due to IRC Section 382 limitations created in connection with the recapitalization transactions, which took place in June 2019, on our ability to use our net operating loss carryovers to offset existing deferred tax liabilities.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Corporate Overhead

The following table summarizes our corporate overhead by expense category for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
			Variance
	2020	2019	$	%
Corporate overhead	$17,257	$26,550	$(9,293)	(35%)
Non-recurring adjustments
Severance	201	976	(775)	(79%)
C-Corporation Conversion fees	75	1,057	(982)	(93%)
Other professional fees and other	538	3,718	(3,180)	(86%)
Total non-recurring adjustments	814	5,751	(4,937)	(86%)
Corporate overhead, adjusted	$16,443	$20,799	$(4,356)	(21%)

Corporate overhead expense was $17.3 million for the six months ended June 30, 2020, a decrease of $9.3 million and 35% from $26.6 million for the six months ended June 30, 2019. The change was due to the following:

•

a reduction in professional fees of $3.8 million resulting from roll-off of financial advisory and consulting fees, the completion of the C-Corp conversion, a change in auditors and a decrease in legal fees;

•	savings in payroll and benefits of $2.0 million resulting from a reduction in workforce in 2019 and a roll-off of the related severance, partially offset by an increase in bonuses;
•	a decrease in stock compensation of $1.8 million;
•	a decrease in legal settlements of $0.9 million; and
•	a net decrease in various other expenses of $0.8 million, primarily related to a rebate of contractual savings related to employee benefits.

Gain on Sale of Businesses

For the six months ended June 30, 2020, we recorded a gains of $31.1 million primarily in connection with the Oakmont Sale in January 2020 and the Olivet Sale in April 2020. For the six months ended June 30, 2019, there were no such transactions.

Other Losses

Other losses for the six months ended June 30, 2020 consisted of an impairment charge of $2.2 million to reduce the carrying value of the Remaining California Assets to their fair value. Other losses for the six months ended June 30, 2019 was $3.4 million and consisted of a $2.1 million loss of the termination of a management agreement and a $1.3 million impairment of cemetery property.

Interest Expense

Interest expense was $24.4 million for the six months ended June 30, 2020, an increase of $1.9 million and 8% from $22.5 million for the six months ended June 30, 2019. The change was due to the following:

•	an increase of $14.1 million related to a higher interest rate and principal on the Senior Secured Notes compared to the interest rate and principal of the Senior Notes;
•	a decrease of $8.1 million related to the payoff of the revolving credit facility; and
•	a decrease of $4.1 million related to the write-off and amortization of deferred financing fees.

Loss on Debt Extinguishment

There was no loss on debt extinguishment for the six months ended June 30, 2020. Loss on debt extinguishment for the six months ended June 30, 2019 was $8.5 million, consisting of the write-off of deferred financing fees of $6.9 million and original issue discounts of $1.6 million associated with the refinancing of the Company’s Senior Notes and revolving credit facilities.

Income Tax Benefit (Expense)

Income tax benefit was $2.2 million for the six months ended June 30, 2020, compared to income tax expense of $6.4 million for the six months ended June 30, 2019. The income tax expense in the six months ended June 30, 2020 was primarily related to changes in projected state deferred tax savings related to consolidated state filings. The deferred tax provision increased in the six months ended June 30, 2019 due to IRC Section 382 limitations created in connection with the recapitalization transactions, which took place in June 2019, on our ability to use our net operating loss carryovers to offset existing deferred tax liabilities.

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

While we rely heavily on our available cash and cash flows from operating activities to execute our operational strategy and meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or be available to us to the extent required and on acceptable terms. We have experienced negative financial trends, including use of cash in operating activities, which, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern. These negative financial trends include:

•

we have incurred net losses for the past several years and generated negative cash flow from operating activities for the year ended December 31, 2019 and the three months ended March 31, 2020, due to an increased competitive environment and increases in professional fees and compliance costs; and

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

•	managed recurring operating expenses, sought to limit non-recurring operating expenses; and
•	identified sales of select assets to de-leverage the balance sheet.

2020

•	completed certain asset sales previously identified in 2019;
•	on April 1, 2020, entered into the Third Supplemental Indenture to the Indenture to amend certain financial covenants;
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
•

on June 19, 2020, issued 12,054,795 share of Common Stock in exchange for the 176 shares of Series A Preferred Stock and sold an additional 11,232,877 shares of Common Stock for a cash purchase price of $0.73 per share, an aggregate of $8.2 million; and

•

implemented cost reduction initiatives to minimize the impact of the COVID-19 Pandemic on us, including streamlining corporate staff, consolidations of field positions to reduce redundancies and implement executive level salary reductions.

There is no certainty that our actual operating performance and cash flows will not be substantially different from forecasted results or that we will not need amendments to the Indenture in the future or that any such amendments will be available on terms acceptable to us or at all. Factors that could impact the significant assumptions used by us in assessing our ability to satisfy our financial covenants include the following:

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

If our planned, implemented and not yet implemented actions are not successful in generating sustainable cash savings for us, or we fail to improve our operating performance and cash flows or we are not able to comply with the covenants under the Indenture, we may be forced to limit our business activities, limit our ability to implement further modifications to our operations or limit the effectiveness of some actions that are included in our forecasts, amend the Indenture and/or seek other sources of capital, and we may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Our ability to meet our obligations at June 30, 2020, and to continue as a going concern, is dependent upon achieving the action plans noted above.

Based on our forecasted operating performance, planned actions to improve our profitability and cash flows, the execution of the Supplemental Indenture and the Axar Commitment and the consummation of the transactions contemplated thereby, including receipt of not less than $17.0 million in proceeds from the contemplated rights offering, together with plans to file financial statements on a timely basis consistent with the debt covenants, we do not believe it is probable that we will breach the covenants under the Indenture or be unable to continue as a going concern for the next twelve-month period. As such, the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should we be required to liquidate our assets.

Cash Flows

The following table summarizes our unaudited condensed consolidated statements of cash flows by class of activities in thousands:

	Six Months Ended June 30,

	2020	2019
Cash provided by (used in) operating activities	$1,201	$(31,572)
Cash provided by (used in) investing activities	44,545	(3,588)
Cash (used in) provided by financing activities	(38,953)	78,967

Significant Sources and Uses of Cash During the Six Months Ended June 30, 2020 and 2019

Operating Activities

Net cash provided by operations was $1.2 million for the six months ended June 30, 2020 compared to $31.6 million of net cash used in operations during the six months ended June 30, 2019. The $32.8 million change in operating cash flows was primarily due to the following:

•	Net income excluding non-cash items increased $21.2 million primarily due to expense management efforts during the six months ended June 30, 2020.
•	Our operating cash flows were further impacted by other working capital items which resulted in a net increase in operating cash inflows of $11.6 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2020 was $44.5 million as compared to $3.6 million of net cash used in investing activities for the six months ended June 30, 2019. The cash provided by investing activities for the six months ended June 30, 2020 was primarily attributable to proceeds from divestitures of $48.3 million, offset in part by capital expenditures of $3.8 million for both purchases and maintenance of property, plant and equipment. Net cash used in investing activities during the six months ended June 30, 2019 consisted of cash used for capital expenditures of $4.8 million offset by proceeds from the termination of one of our management agreements of $1.3 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020 was $39.0 million as compared to $79.0 million of net cash provided by financing activities for the six months ended June 30, 2019. The cash used in financing activities for the six months ended June 30, 2020 was primarily due to the redemption of $51.7 million of Senior Secured Notes, using proceeds from the Oakmont Sale, the Olivet Sale and other immaterial dispositions, offset in part by $17.0 million of proceeds from the issuance of equity in connection with the Axar Commitment. Net cash provided by financing activities during the six months ended June 30, 2019 consisted of the impact of the comprehensive recapitalization in June 2019, which resulted in proceeds of $371.5 million from the issuance of the Senior Secured Notes and $57.5 million from the issuance of redeemable convertible preferred units. Proceeds from borrowings for the six months ended June 30, 2019 also included $34.3 million of borrowings under the existing revolving credit facility. These borrowings were offset by the repayment in full of the Senior Notes and revolving credit facility totaling $366.5 million and the payment of $17.4 million in related financing costs.

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Maintenance capital expenditures	$401	$81	$1,677	$1,093
Expansion capital expenditures	1,317	2,854	2,114	3,745
Total capital expenditures	$1,718	$2,935	$3,791	$4,838

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

For further details on our Senior Secured Notes, see Note 9 Long-Term Debt of Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report.

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

For the six months ended June 30, 2020 and 2019, we had $94.0 million and $91.7 million, respectively, of cash receipts from sales attributable to related bond contracts. These amounts do not consider reductions associated with taxes, obtaining costs or other costs.

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

INTEREST-BEARING INVESTMENTS

The interest-bearing investments in our merchandise trusts and perpetual care trusts that are subject to interest rate sensitivity consist of fixed-income securities, money market investments and other short-term investments. As of June 30, 2020, the accumulated fair value of the interest-bearing investments in our merchandise trusts and perpetual care trusts was $145.1 million and $19.8 million, respectively, or 30.0% and 6.5% of the fair value of our total trust assets, respectively.

MARKETABLE EQUITY SECURITIES

The marketable equity securities in our merchandise trusts and perpetual care trusts that are subject to market price sensitivity consist of individual equity securities as well as closed and open-ended mutual funds. As of June 30, 2020, the accumulated fair value of the marketable equity securities in our merchandise trusts and perpetual care trusts was $34.6 million and $24.4 million, respectively, or 7.2% and 8.0% of the fair value of our total trust assets, respectively.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from one to eight years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of June 30, 2020, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 48.8% and 75.5%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $236.4 million and $230.2 million in our merchandise trusts and perpetual care trusts, respectively, as of June 30, 2020, based on net asset value quotes.

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

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2020. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the on-going remediation associated with the material weaknesses in internal control over financial reporting described below.

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

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that the material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of June 30, 2020. Management, with oversight from our Audit Committee, has identified and planned actions that we believe will remediate the material weaknesses described above once fully implemented and operating for a sufficient period of time, and we will continue to devote significant time and attention, including internal and external resources, to these remedial efforts. For a more comprehensive discussion of Management’s remediation action plans refer to Item 9A., Disclosure Controls and Procedures, of our 2019 Annual Report on Form 10-K.

We will test the ongoing operating effectiveness of the new and/or remedial controls subsequent to implementation and consider the material weaknesses remediated after the applicable new and/or remedial controls operate effectively for a sufficient period of time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2020, despite the remote work environment due to the ongoing issues surrounding the COVID-19 Pandemic we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been present at that time, and those remediation efforts remain ongoing. These efforts have included implementation of monitoring and reconciliation controls over the servicing of contracts for proper revenue recognition, improvements to the procurement and disbursement processes, and implementation of standard product codes and price lists. Other than as described above and in greater detail in the Item 9A., Disclosure Controls and Procedures, of our 2019 Annual Report on Form 10-K, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors disclosed in Part I, Item 1A. Risk Factors of our Annual Report and in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which are incorporated by reference herein. Except as described below, the risk factors in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 have not materially changed. The risks described in our Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our liquidity may be impacted by our ability to negotiate bonding arrangements with third-party insurance companies.

Where permitted, we may enter into bonding arrangements with insurance companies, whereby pre-need performance obligations otherwise required to be trusted may be insured through a process called bonding. In the event that we are unable to deliver on bonded pre-need contract sales at the time of need, the insurance company will provide cash sufficient to deliver goods for the respective pre-need sale item. On an ongoing basis, we must negotiate acceptable terms of these various bonding arrangements, and the insurance company may require us to provide cash collateral from time to time under certain circumstances. To the extent we are unable to negotiate acceptable terms for such arrangements and thus are no longer able to maintain existing bonds, we would need to deposit the corresponding amounts in the merchandise trusts. In light of current market conditions and our continuing liquidity constraints, we anticipate that we may need to provide additional cash collateral to secure these obligations or provide alternative security to the surety companies, and any additional required cash collateral may be material.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 18, 2020	17,129	$0.58	—	$—
Total	17,129	$0.58	—	$—

(1) Represents shares that were withheld upon the vesting of an award under the Plan to satisfy certain tax obligations of the recipient of such award arising from the vesting thereof and thus may be deemed to have been repurchased by the Company.

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

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

4.1*	Third Supplemental Indenture, dated as of April 1, 2020, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc. and Wilmington Trust, National Association.	8-K	4.1	April 2, 2020

10.1*	Letter Agreement dated April 1, 2020 between Axar Capital Management, LP and StoneMor Inc.	8-K	10.1	April 2, 2020

10.2*	Series A Preferred Stock Purchase Agreement dated April 3, 2020 by and among StoneMor, Inc., Axar CL SPV LLC, Star V Partners LLC and Blackwell Partners LLC –Series E.	10-K	10.45	April 7, 2020

10.3*	Master Services Agreement (Unionized Locations) dated April 2, 2020 by and between StoneMor Operating LLC and Rickert Landscaping, Inc.	10-K	10.46	April 7, 2020

10.4*	Master Services Agreement dated April 2, 2020 by and between StoneMor Operating LLC and Moon Landscaping, Inc.	10-K	10.47	April 7, 2020

10.5*	Second Amendment to the StoneMor Amended and Restated 2019 Long-Term Incentive Plan.	8-K	10.1	May 11, 2020

10.6*	Common Stock Purchase Agreement dated May 27, 2020 by and among StoneMor Inc., Axar Capital Management, LP and the accounts set forth or to be set forth on Schedule A or Schedule B thereto.	8-K	10.1	May 28, 2020

10.7*	Amendment to Registration Rights Agreement dated as of June 19, 2020 by and among StoneMor Inc., American Cemeteries Infrastructure Investors, LLC, StoneMor GP Holdings, LLC and certain funds and managed accounts for which Axar Capital Management, LP serves as investment manager.	8-K	10.1	June 25, 2020

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

101

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019; (iii) Unaudited Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2020 and 2019; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Inc.

*	Incorporated by reference, as indicated

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR INC.

Date: August 14, 2020	By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer

Date: August 14, 2020	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Senior Vice President and Chief Financial Officer