Form 10-Q
period 2020-09-30
Stonemor Inc.
filed 2020-11-16
CIK 1753886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares of the registrant’s common stock outstanding at November 10, 2020 was 117,871,141.

FORM 10-Q OF STONEMOR INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STONEMOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$44,003	$34,867
Restricted cash	20,601	21,900
Accounts receivable, net of allowance	57,995	55,794
Prepaid expenses	4,808	4,778
Assets held for sale	32,109	23,858
Other current assets	14,756	17,142
Total current assets	174,272	158,339

Long-term accounts receivable, net of allowance	75,104	75,549
Cemetery property	302,918	320,605
Property and equipment, net of accumulated depreciation	90,234	103,400
Merchandise trusts, restricted, at fair value	484,520	517,192
Perpetual care trusts, restricted, at fair value	300,738	343,619
Deferred selling and obtaining costs	117,367	114,944
Deferred tax assets	20	81
Intangible assets	55,377	56,246
Other assets	25,862	29,393
Total assets	$1,626,412	$1,719,368

Liabilities and Owners' Equity
Current liabilities:
Accounts payable and accrued liabilities	$52,524	$55,134
Liabilities held for sale	24,815	20,668
Accrued interest	113	125
Current portion, long-term debt	1,143	374
Total current liabilities	78,595	76,301

Long-term debt, net of deferred financing costs	327,173	367,963
Deferred revenues	929,120	949,375
Deferred tax liabilities	31,062	34,613
Perpetual care trust corpus	300,738	343,619
Other long-term liabilities	46,938	49,987
Total liabilities	1,713,626	1,821,858
Commitments and contingencies

Owners' equity:
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 117,824,266 and 94,447,356 shares issued and outstanding, respectively	1,178	944
Paid-in capital in excess of par value	(85,624)	(103,434)
Retained deficit	(2,768)	—
Total owners' equity	(87,214)	(102,490)
Total liabilities and owners' equity	$1,626,412	$1,719,368

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Cemetery:
Interments	$21,409	$15,605	$54,755	$52,544
Merchandise	16,328	18,014	46,567	51,870
Services	16,435	17,068	48,923	50,400
Investment and other	9,905	10,063	30,830	29,474
Funeral home:
Merchandise	6,590	5,572	18,767	17,920
Services	6,189	6,829	18,966	20,907
Total revenues	76,856	73,151	218,808	223,115
Costs and Expenses:
Cost of goods sold	9,977	10,677	29,464	31,263
Cemetery expense	16,703	18,362	52,458	57,245
Selling expense	13,658	14,609	39,316	44,839
General and administrative expense	10,491	11,033	30,602	33,430
Corporate overhead	9,762	11,595	27,019	38,145
Depreciation and amortization	2,285	2,647	7,078	8,120
Funeral home expenses:
Merchandise	1,755	1,896	5,069	5,227
Services	5,653	5,351	16,347	16,363
Other	3,361	3,422	9,931	11,046
Total costs and expenses	73,645	79,592	217,284	245,678

Gain on sale of businesses	—	—	31,120	—
Other losses	—	(129)	(2,169)	(3,558)
Operating income (loss)	3,211	(6,570)	30,475	(26,121)
Interest expense	(12,197)	(12,765)	(36,576)	(35,282)
Loss on debt extinguishment	—	—	—	(8,478)
Loss on impairment of goodwill	—	(24,862)	—	(24,862)
Loss from operations before income taxes	(8,986)	(44,197)	(6,101)	(94,743)
Income tax benefit (expense)	1,129	1,545	3,333	(4,841)
Net loss	$(7,857)	$(42,652)	$(2,768)	$(99,584)
Net loss per common share (basic)(1)	$(0.07)	$(1.10)	$(0.03)	$(2.59)
Net loss per common share (diluted)(1)	$(0.07)	$(1.10)	$(0.03)	$(2.59)
Weighted average number of common shares outstanding - basic(2)	117,819	38,916	103,341	38,438
Weighted average number of common shares outstanding - diluted(2)	117,819	38,916	103,341	38,438

(1)

For the three and nine months ended September 30, 2020, represents net loss divided by weighted average number of common shares outstanding and for the three and nine months ended September 30, 2019, represents net loss divided by weighted average number of common limited partner units outstanding.

(2)

For the three and nine months ended September 30, 2020, represents weighted average number of common shares outstanding and for the three and nine months ended September 30, 2019, represents weighted average number of common limited partner units outstanding.

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands, except units and shares)

	Series A Preferred Stock		Common Stock
	Number of Series A Preferred Shares	Par Value of Series A Preferred Shares	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Retained Earnings (Deficit)	Total
Three Months Ended March 31, 2020
December 31, 2019	—	$—	94,447,356	$944	$(103,434)	$—	$(102,490)
Common stock awards under incentive plans	—	—	29,746	—	375	—	375
Net income	—	—	—	—	—	9,003	9,003
March 31, 2020	—	$—	94,477,102	$944	$(103,059)	$9,003	$(93,112)

Three Months Ended June 30, 2020
March 31, 2020	—	$—	94,477,102	$944	$(103,059)	$9,003	$(93,112)
Issuance of Series A Preferred Stock	176	—	—	—	8,800	—	8,800
Exchange of Series A Preferred Stock for Common Stock	(176)	—	12,054,795	121	(121)	—	—
Issuance of Common Stock	—	—	11,232,877	112	8,088	—	8,200
Common stock awards under incentive plans	—	—	29,746	—	317	—	317
Net loss	—	—	—	—	—	(3,914)	(3,914)
June 30, 2020	—	$—	117,794,520	$1,177	$(85,975)	$5,089	$(79,709)

Three Months Ended September 30, 2020
June 30, 2020	—	$—	117,794,520	$1,177	$(85,975)	$5,089	$(79,709)
Common stock awards under incentive plans	—	—	29,746	1	351	—	352
Net loss	—	—	—	—	—	(7,857)	(7,857)
September 30, 2020	—	$—	117,824,266	$1,178	$(85,624)	$(2,768)	$(87,214)

	Redeemable Convertible Preferred Units		Partners’ Deficit
	Series A
	Number of Outstanding Preferred Units	Value of Outstanding Preferred Units	Outstanding Common Units	Common Limited Partners	General Partner	Total
Three Months Ended March 31, 2019
December 31, 2018	—	$—	37,958,645	$(2,570)	$(4,008)	$(6,578)
Common unit awards under incentive plans	—	—	301,826	277	—	277
Net loss	—	—	—	(22,300)	(234)	(22,534)
March 31, 2019	—	$—	38,260,471	$(24,593)	$(4,242)	$(28,835)

Three Months Ended June 30, 2019
March 31, 2019	—	$—	38,260,471	$(24,593)	$(4,242)	$(28,835)
Common unit awards under incentive plans	—	—	1,273,376	2,287	2	2,289
Issuance of Series A convertible preferred units	52,083,333	57,500	—	—	—	57,500
Net loss	—	—	—	(34,041)	(357)	(34,398)
June 30, 2019	52,083,333	$57,500	39,533,847	$(56,347)	$(4,597)	$(3,444)
	.
Three Months Ended September 30, 2019
June 30, 2019	52,083,333	$57,500	39,533,847	$(56,347)	$(4,597)	$(3,444)
Common unit awards under incentive plans	—	—	31,983	250	(2)	248
Units repurchased and retired related to unit-based compensation	—	—	(376)	(677)	—	(677)
Net loss	—	—	—	(42,225)	(427)	(42,652)
September 30, 2019	52,083,333	$57,500	39,565,454	$(98,999)	$(5,026)	$(46,525)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,768)	$(99,584)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cost of lots sold	4,346	5,339
Depreciation and amortization	7,078	8,120
Provision for bad debt	4,529	5,380
Non-cash compensation expense	1,080	2,814
Loss on debt extinguishment	—	8,478
Loss on impairment of goodwill	—	24,862
Non-cash interest expense	16,159	12,435
Gain on sale of businesses	(31,120)	—
Other losses, net	2,169	3,558
Changes in assets and liabilities:
Accounts receivable, net of allowance	(16,180)	(14,305)
Merchandise trust fund	(12,284)	(11,137)
Other assets	3,799	(1,339)
Deferred selling and obtaining costs	(4,974)	(1,850)
Deferred revenues	39,238	23,860
Deferred taxes, net	(3,490)	4,620
Payables and other liabilities	(3,797)	1,994
Net cash provided by (used in) operating activities	3,785	(26,755)
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(4,784)	(5,743)
Proceeds from divestitures	48,336	1,250
Net cash provided by (used in) investing activities	43,552	(4,493)
Cash Flows From Financing Activities:
Proceeds from issuance of Series A Preferred Stock	8,800	—
Proceeds from issuance of Common Stock	8,200	—
Proceeds from issuance of redeemable convertible preferred units, net	—	57,500
Proceeds from borrowings	3,672	406,087
Repayments of debt	(54,782)	(366,644)
Principal payment on finance leases	(1,061)	(1,098)
Cost of financing activities	(4,294)	(17,972)
Shares repurchased related to share-based compensation	(35)	(677)
Net cash (used in) provided by financing activities	(39,500)	77,196
Net increase in cash, cash equivalents and restricted cash	7,837	45,948
Cash, cash equivalents and restricted cash—Beginning of period	56,767	18,147
Cash, cash equivalents and restricted cash—End of period	$64,604	$64,095
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,361	$24,444
Cash paid during the period for income taxes	1,077	1,470
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,372	$2,759
Operating cash flows from finance leases	328	370
Financing cash flows from finance leases	1,061	1,098
Non-cash investing and financing activities:
Acquisition of assets by financing	$—	$2,234
Net transfers within assets held for sale	81,108	—
Accrued paid-in-kind interest on Senior Secured Notes	10,572	—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

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

Nature of Operations

The Company is a provider of funeral and cemetery products and services in the death care industry in the United States. As of September 30, 2020, the Company operated 318 cemeteries in 27 states and Puerto Rico, of which 288 were owned and 30 were operated under lease, management or operating agreements. The Company also owned and operated 86 funeral homes, including 40 located on the grounds of cemetery properties that the Company owned, in 17 states and Puerto Rico.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements, which are unaudited, have been prepared in accordance with the requirements of the Quarterly Report on Form 10-Q and Generally Accepted Accounting Principles (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Annual Reports on Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statement as of December 31, 2019, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with Securities and Exchange Commission ("SEC") on April 7, 2020 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto presented in the Annual Report. The results of operations for the nine months ended September 30, 2020 may not necessarily be indicative of the results of operations for the full year ending December 31, 2020.

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

Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially. During the last two weeks of the first quarter and into beginning of the second quarter of 2020, the Company saw its pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. However, during the last two months of the second quarter and during the third quarter, the Company experienced at-need sales growth. While the Company expects that its pre-need sales could continue to be challenged during the continued COVID-19 Pandemic, the Company believes the implementation of its virtual meeting tools is one of several key steps to mitigate this disruption. In addition, throughout this disruption the Company’s cemeteries and funeral homes have largely remained open and available to serve its families in all the locations in which it operates to the extent permitted by local authorities, with the exception of Puerto Rico, and the Company expects that this will continue.

The Company expects the COVID-19 Pandemic could have an adverse effect on its future results of operations and cash flows, however the Company cannot presently predict, with certainty, the scope and severity of that impact. The Company may incur additional costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. In the event there are confirmed diagnoses of COVID-19 within a significant number of the Company’s facilities, the Company may incur costs related to the closing and subsequent cleaning of these facilities and the ability to adequately staff the impacted sites. In addition, the Company’s pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. As a result of the implications of COVID-19, the Company assessed long-lived assets for impairment and concluded no assets were impaired as of September 30, 2020.

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

Axar Proposal

On May 27, 2020, the Company announced that it had received an unsolicited proposal letter (the “Proposal”), dated May 24, 2020, from Axar Capital Management L.P. (“Axar”) proposing to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates for $0.67 per share in cash, subject to certain conditions. On May 26, 2020, the Company’s Board of Directors formed a special committee (the “Special Committee”) consisting of independent directors to consider and evaluate the transaction contemplated by the Proposal. The Special Committee retained independent legal and financial advisors to assist in its review and evaluation of the proposed transaction and had been authorized by the Board to reject the proposed transaction or to recommend that the Board of Directors approve the terms of the proposed transaction. On June 16, 2020, the Company announced that the Special Committee sent a letter to Axar informing it that, after reviewing the Proposal, it had rejected the price proposed by Axar as inadequate.

On July 31, 2020, the Company announced that the Special Committee had received an amended proposal (the “Amended Proposal”) from Axar proposing to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates for $0.80 per share in cash, subject to certain conditions. The key terms of the Amended Proposal were set forth in a letter dated July 28, 2020. On September 8, 2020, the Company announced that Axar, after determining that it would not be able to reach an agreement with the Special Committee on terms that would be satisfactory to Axar, had withdrawn its proposal to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates. Axar currently owns approximately 62% of the Company’s outstanding common stock.

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

The Company agreed to pay a total of approximately $241.0 million over the term of the contracts, which run through December 31, 2024, based upon an initial annual cost of $49.0 million and annual increases of 2%. The first year cost will be prorated based upon exact implementation and roll-out schedule for each location. As part of the MSAs, the Company agreed to sublease to Moon the landscaping and maintenance equipment that it leases and to lease the landscaping and maintenance equipment to Moon that it owns for the duration of the agreements. The Company agreed to transfer title to any such equipment it owns at the end of the term to Moon, in each case without any additional payment by Moon. As of September 30, 2020, the net book value of the equipment the Company was leasing to Moon was approximately $5.1 million.

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

Based on the Company's forecasted operating performance, planned actions to improve the Company’s profitability and cash flows, the execution of the Supplemental Indenture and the Axar Commitment and the completion of the transactions contemplated thereby, including the receipt of $17.0 million in gross proceeds, together with plans to file its financial statements on a timely basis consistent with the debt covenants and commitment to filing its periodic reports on a timely basis consistent with the debt covenants, the Company does not believe it is probable that it will breach the covenants under the Indenture or be unable to continue as a going concern for the next twelve-month period. As such, the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should the Company be required to liquidate its assets.

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

The Company has a period of six months following the receipt of the NYSE Notification to regain compliance with the minimum share price requirement, which was tolled from April 21, 2020 through June 30, 2020. In order to regain compliance, on the last trading day of any calendar month during the cure period or at the end of the cure period, the Common Stock must have (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. As required, the Company notified the NYSE, within 10 business days of receipt of the NYSE Notification, of its intent to cure this deficiency in order to avoid immediate suspension and delisting procedures. In the event that as of December 23, 2020, both a $1.00 share price and a $1.00 average share price over the 30 trading day period then ended are not attained, the NYSE will commence suspension and delisting procedures.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. Cash and Cash Equivalents was $44.0 million and $34.9 million as of September 30, 2020 and December 31, 2019, respectively.

Restricted Cash

Cash that is restricted from withdrawal or use under the terms of certain contractual agreements is recorded as restricted cash. Restricted cash was $20.6 million and $21.9 million as of September 30, 2020 and December 31, 2019, respectively, which primarily related to cash collateralization of the Company’s letters of credit and surety bonds, and at December 31, 2019 also included a $5.0 million refundable deposit received in connection with the sale of one of the Company’s properties.

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

The following table sets forth the reconciliation of the Company’s weighted-average number of outstanding common shares for the three and nine months ended September 30, 2020 and common limited partner units for the three and nine months ended September 30, 2019 used to compute basic net income (loss) attributable to common shares and common limited partners per unit, respectively, to those used to compute diluted net loss per common share and per common limited partners unit, respectively, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average number of outstanding common shares—basic(1)	117,819	38,916	103,341	38,438
Plus effect of dilutive incentive awards(2):
Restricted shares	—	—	—	—
Stock options	—	—	—	—
Weighted average number of outstanding common shares—diluted(1)	117,819	38,916	103,341	38,438

(1)

For the three and nine months ended September 30, 2020, represents common shares (basic and diluted), and for the three and nine months ended September 30, 2019, represents limited partner units (basic and diluted).

(2)

For the three and nine months ended September 30, 2020, the diluted weighted-average number of outstanding common shares does not include 4,343,201 and 3,667,425 shares issuable upon the exercise of outstanding options, respectively, and 375,000 restricted common shares, as their effects would have been anti-dilutive. For the three and nine months ended September 30, 2019, the diluted weighted-average number of outstanding common limited partner units does not include 563,183 units as their effects would have been anti-dilutive.

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

On January 3, 2020, the Company sold substantially all of the assets of Oakmont Memorial Park, Oakmont Funeral Home, Redwood Chapel, Inspiration Chapel and Oakmont Crematory located in California pursuant to the terms of an asset sale agreement (the “Oakmont Agreement”) with Carriage Funeral Holdings, Inc. for an aggregate cash purchase price of $33.0 million (the “Oakmont Sale”). The divested assets consisted of one cemetery, one funeral home and certain related assets. The Oakmont Sale resulted in a gain of $24.4 million for the Company, which is included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2020. Net proceeds from the sale were used to redeem an aggregate $30.3 million principal amount of the Senior Secured Notes.

On April 7, 2020, the Company completed the sale of substantially all of the assets of the cemetery, funeral establishment and crematory commonly known as Olivet Memorial Park, Olivet Funeral and Cremation Services and Olivet Memorial Park & Crematory pursuant to the terms of an asset sale agreement (the “Olivet Agreement”) with Cypress Lawn Cemetery Association for a net cash purchase price of $24.3 million, subject to certain adjustments (the “Olivet Sale”), and the assumption of certain liabilities, including $17.1 million in land purchase obligations. The Olivet Sale resulted in a gain of $7.2 million for the Company, which is included in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2020. The Company used net proceeds of $20.5 million to redeem additional Senior Secured Notes as required by the Indenture.

In addition, in March 2020, the Company entered into an asset sale agreement (the “California Agreement”) with certain entities owned by John Yeatman and Guy Saxton to sell substantially all of the Company’s remaining California properties, consisting of five cemeteries, six funeral establishments and four crematories (the “Remaining California Assets”) for a cash purchase price of $7.1 million, subject to certain closing adjustments (the “Remaining California Sale” and together with the Olivet Sale, the “Total California Sale”). The Company anticipates using the first $3.2 million of net proceeds and 80% of the remaining net proceeds from the Remaining California Sale to redeem additional principal portions of the outstanding Senior Secured Notes. During the nine months ended September 30, 2020, the Company recorded an impairment charge of $2.2 million, which is presented in Other losses in the accompanying unaudited condensed consolidated statement of operations, to reduce the carrying value of the Remaining California Assets to their fair value. See Note 19 Subsequent Events for further details on the closing of this sale subsequent to September 30, 2020.

The following table summarizes the assets and liabilities that have been classified as Assets held for sale on the Company’s unaudited condensed consolidated balance sheets:

	September 30,			December 31,
	2020			2019
	Remaining California	Other	Total	Oakmont	Other	Total
Assets
Current assets:
Accounts receivable, net of allowance	$610	$—	$610	$580	$—	$580
Prepaid expenses	—	—	—	34	—	34
Other current assets	90	—	90	35	—	35
Total current assets held for sale	700	—	700	649	—	649

Long-term accounts receivable, net of allowance	1,452	—	1,452	3,194	—	3,194
Cemetery property	8,550	350	8,900	5,811	350	6,161
Property and equipment, net of accumulated depreciation	1,923	—	1,923	2,762	150	2,912
Merchandise trusts, restricted, at fair value	11,799	—	11,799	6,673	—	6,673
Perpetual care trusts, restricted, at fair value	6,938	—	6,938	2,470	—	2,470
Deferred selling and obtaining costs	1,039	—	1,039	1,388	—	1,388
Other assets	1,527	—	1,527	411	—	411
Less: Impairment of assets held for sale	(2,169)	—	(2,169)	—	—	—
Total assets held for sale	$31,759	$350	$32,109	$23,358	$500	$23,858

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$204	$—	$204	$102	$—	$102
Current portion, long-term debt	—	—	—	36	—	36
Other current liabilities	—	—	—	5,000	—	5,000
Total current liabilities held for sale	204	—	204	5,138	—	5,138

Deferred revenues	16,329	—	16,329	12,856	—	12,856
Perpetual care trust corpus	6,938	—	6,938	2,470	—	2,470
Other long-term liabilities	1,344	—	1,344	204	—	204
Total liabilities held for sale	24,815	—	24,815	20,668	—	20,668
Net assets held for sale	$6,944	$350	$7,294	$2,690	$500	$3,190

3.EXIT AND DISPOSAL ACTIVITIES

In an effort to minimize the impact of the COVID-19 Pandemic on the Company’s results of operations among other initiatives, the Company implemented certain cost reduction initiatives starting in April 2020, which included a reduction of 58 positions within its corporate functions at its headquarters located in Trevose, Pennsylvania as well as its field operations.

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

The following table summarizes the activity in the severance liability recognized for these reductions in workforce, by reportable segment (in thousands):

	Cemetery Operations	Funeral Home Operations	Corporate	Consolidated
Balance at December 31, 2019	$86	$—	$64	$150
Accruals	229	20	201	450
Cash payments	(302)	(16)	(259)	(577)
Balance at September 30, 2020	$13	$4	$6	$23

4.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Customer receivables	$154,844	$153,530
Unearned finance income	(16,113)	(16,303)
Allowance for doubtful accounts	(5,632)	(5,884)
Accounts receivable, net of allowance	133,099	131,343
Less: Current portion, net of allowance	57,995	55,794
Long-term portion, net of allowance	$75,104	$75,549

Activity in the allowance for doubtful accounts was as follows (in thousands):

	September 30, 2020	December 31, 2019
Balance, beginning of period	$5,884	$4,941
Provision for doubtful accounts	4,529	7,559
Charge-offs, net	(4,781)	(6,616)
Balance, end of period	$5,632	$5,884

Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories.

5.	CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Cemetery land	$234,999	$249,260
Mausoleum crypts and lawn crypts	67,919	71,345
Cemetery property	$302,918	$320,605

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Buildings and improvements	$119,079	$125,382
Furniture and equipment	55,750	57,674
Funeral home land	11,285	14,185
Property and equipment, gross	186,114	197,241
Less: Accumulated depreciation	(95,880)	(93,841)
Property and equipment, net of accumulated depreciation	$90,234	$103,400

Depreciation expense was $2.0 million and $2.3 million for the three months ended September 30, 2020 and 2019, respectively, and $6.2 million and $7.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

7.	MERCHANDISE TRUSTS

At September 30, 2020 and December 31, 2019, the Company’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly and through mutual and investment funds. All of these investments are carried at fair value. All of these investments are subject to the fair value hierarchy and considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 14 Fair Value of Financial Instruments. There were no Level 3 assets. When the Company receives a payment from a pre-need customer, the Company deposits the amount required by law into the merchandise trusts that may be subject to cancellation on demand by the pre-need customer. The Company’s merchandise trusts related to states in which pre-need customers may cancel contracts with the Company comprises 51.5% of the total merchandise trust as of September 30, 2020. The merchandise trusts are variable interest entities (“VIE”) of which the Company is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Company may be required to fund this shortfall.

The Company included $9.4 million and $9.7 million of investments held in trust as required by law by the West Virginia Funeral Directors Association at September 30, 2020 and December 31, 2019, respectively, in its merchandise trust assets. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Company’s merchandise trust activities for the nine months ended September 30, 2020 and 2019 is presented below (in thousands):

	Nine months ended September 30,
	2020	2019
Balance—beginning of period	$517,192	$488,248
Contributions	37,178	40,440
Distributions	(49,950)	(45,256)
Interest and dividends	22,329	22,537
Capital gain distributions	292	363
Realized gains and losses, net	(1,229)	2,063
Other than temporary impairment	(1,655)	(2,816)
Taxes	(306)	(655)
Fees	(5,261)	(3,206)
Unrealized change in fair value	(22,271)	17,811
Total	496,319	519,529
Less: Assets held for sale	(11,799)	—
Balance—end of period	$484,520	$519,529

During the nine months ended September 30, 2020 and 2019, purchases of available for sale securities were approximately $99.8 million and $42.2 million, respectively. During the nine months ended September 30, 2020 and 2019, sales, maturities and paydowns of available for sale securities were approximately $318.1 million and $30.7 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in the Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

September 30, 2020	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$57,130	$7	$—	$57,137
Fixed maturities:
U.S. governmental securities	2	343	16	(61)	298
Corporate debt securities	2	10,260	1,853	(129)	11,984
Other debt securities	2	23,236	2,379	(666)	24,949
Total fixed maturities		33,839	4,248	(856)	37,231
Mutual funds—debt securities	1	22,924	552	(591)	22,885
Mutual funds—equity securities	1	45,861	2,571	(21,478)	26,954
Other investment funds(1)		292,266	23,280	(11,521)	304,025
Equity securities	1	45,122	4,231	(15,750)	33,603
Other invested assets	2	5,151	47	(90)	5,108
Total investments		502,293	34,936	(50,286)	486,943
West Virginia Trust Receivable		9,597	—	(221)	9,376
Total		$511,890	$34,936	$(50,507)	$496,319
Less: Assets held for sale		(13,430)	—	1,631	(11,799)
Total		$498,460	$34,936	$(48,876)	$484,520

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of zero to five years with three potential one year extensions at the discretion of the funds’ general partners. As of September 30, 2020, there were $56.4 million in unfunded investment commitments to the private credit funds, which are callable at any time.

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

The contractual maturities of debt securities as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

September 30, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$161	$125	$12
Corporate debt securities	15	7,036	4,933	—
Other debt securities	18,058	6,891	—	—
Total fixed maturities	$18,073	$14,088	$5,058	$12

December 31, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$112	$78	$193	$13
Corporate debt securities	101	546	16	—
Total fixed maturities	$213	$624	$209	$13

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the merchandise trusts as of September 30, 2020 and December 31, 2019 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$29	$—	$297	$61	$326	$61
Corporate debt securities	172	2	620	127	792	129
Other debt securities	18,058	666	—	—	18,058	666
Total fixed maturities	18,259	668	917	188	19,176	856
Mutual funds—debt securities	9,684	258	—	333	9,684	591
Mutual funds—equity securities	21,160	20,252	—	1,226	21,160	21,478
Other investment funds	87,421	11,521	—	—	87,421	11,521
Equity securities	20,801	15,749	3	1	20,804	15,750
Other invested assets	—	—	—	90	—	90
Total	$157,325	$48,448	$920	$1,838	$158,245	$50,286

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$90	$1	$397	$64	$487	$65
Corporate debt securities	198	29	424	104	622	133
Total fixed maturities	288	30	821	168	1,109	198
Mutual funds—debt securities	241	6	—	—	241	6
Mutual funds—equity securities	—	—	—	—	—	—
Other investment funds	54,782	2,953	—	—	54,782	2,953
Equity securities	3	4	—	—	3	4
Other invested assets	—	—	—	—	—	—
Total	$55,314	$2,993	$821	$168	$56,135	$3,161

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the nine months ended September 30, 2020, the Company determined, based on its review, that there were 2 securities with an aggregate cost basis of approximately $16.8 million and an aggregate fair value of approximately $15.1 million, resulting in an impairment of $1.7 million, with such impairment considered to be other than temporary due to credit indicators. During the nine months ended September 30, 2019, the Company determined, based on its review, that there were 87 securities with an aggregate cost basis of approximately $96.7 million and an aggregate fair value of approximately $93.9 million, resulting in an impairment of $2.8 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset these changes against deferred merchandise trust revenue. These adjustments to deferred revenue will be reflected within the Company’s unaudited condensed consolidated statements of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

8.	PERPETUAL CARE TRUSTS

At September 30, 2020 and December 31, 2019, the Company’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 14 Fair Value of Financial Instruments. There were no Level 3 assets. The perpetual care trusts are VIEs for which the Company is the primary beneficiary.

A reconciliation of the Company’s perpetual care trust activities for the nine months ended September 30, 2020 and 2019 is presented below (in thousands):

	Nine months ended September 30,
	2020	2019
Balance—beginning of period	$343,619	$330,562
Contributions	6,568	5,520
Distributions	(32,147)	(16,709)
Interest and dividends	16,071	15,621
Capital gain distributions	447	1,134
Realized gains and losses, net	(1,416)	2,303
Other than temporary impairment	(930)	(1,297)
Taxes	(610)	(634)
Fees	(1,817)	(2,388)
Unrealized change in fair value	(22,109)	8,916
Total	307,676	343,028
Less: Assets held for sale	(6,938)	—
Balance—end of period	$300,738	$343,028

During the nine months ended September 30, 2020 and 2019, purchases of available for sale securities were approximately $27.1 million and $42.5 million, respectively. During the nine months ended September 30, 2020 and 2019, sales, maturities and paydowns of available for sale securities were approximately $108.9 million and $28.1 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

September 30, 2020	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$9,500	$—	$—	$9,500
Fixed maturities:
U.S. governmental securities	2	1,012	64	(50)	1,026
Corporate debt securities	2	3,129	278	(144)	3,263
Other debt securities	2	416	—	(13)	403
Total fixed maturities		4,557	342	(207)	4,692
Mutual funds—debt securities	1	17,406	274	(402)	17,278
Mutual funds—equity securities	1	16,712	2,012	(5,355)	13,369
Other investment funds(1)		236,701	17,637	(12,929)	241,409
Equity securities	1	35,768	741	(15,090)	21,419
Other invested assets	2	8	1	—	9
Total investments		$320,652	$21,007	$(33,983)	$307,676
Less: Assets held for sale		(7,923)	—	985	(6,938)
Total		$312,729	$21,007	$(32,998)	$300,738

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to six years with three potential one year extensions at the discretion of the funds’ general partners. As of September 30, 2020 there were $50.8 million in unfunded investment commitments to the private credit funds, which are callable at any time.

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

The contractual maturities of debt securities as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

September 30, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$25	$450	$490	$61
Corporate debt securities	81	1,856	1,326	—
Other debt securities	403	—	—	—
Total fixed maturities	$509	$2,306	$1,816	$61

December 31, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$60	$192	$684	$114
Corporate debt securities	294	1,522	84	-
Total fixed maturities	$354	$1,714	$768	$114

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the perpetual care trusts as of September 30, 2020 and December 31, 2019 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$119	$—	$990	$50	$1,109	$50
Corporate debt securities	395	2	1,959	142	2,354	144
Other debt securities	403	13	—	—	403	13
Total fixed maturities	917	15	2,949	192	3,866	207
Mutual funds—debt securities	9,643	237	2	165	9,645	402
Mutual funds—equity securities	5,835	5,135	3	220	5,838	5,355
Other investment funds	86,383	12,929	—	—	86,383	12,929
Equity securities	18,902	15,067	15	23	18,917	15,090
Total	$121,680	$33,383	$2,969	$600	$124,649	$33,983

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$291	$4	$942	$48	$1,233	$52
Corporate debt securities	463	46	1,887	96	2,350	142
Total fixed maturities	754	50	2,829	144	3,583	194
Mutual funds—debt securities	2,856	38	—	—	2,856	38
Mutual funds—equity securities	566	66	—	—	566	66
Other investment funds	53,426	5,472	—	—	53,426	5,472
Equity securities	121	12	—	—	121	12
Total	$57,723	$5,638	$2,829	$144	$60,552	$5,782

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the nine months ended September 30, 2020, the Company determined, based on its review, that there were 2 securities with an aggregate cost basis of approximately $9.4 million and an aggregate fair value of approximately $8.5 million, resulting in an impairment of $0.9 million, with such impairment considered to be other than temporary due to credit indicators. During the nine months ended September 30, 2019, the Company determined that there were 68 securities with an aggregate cost basis of approximately $35.8 million and an aggregate fair value of approximately $34.5 million, resulting in an impairment of $1.3 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value with the offset going against the liability for perpetual care trust corpus.

9.	LONG-TERM DEBT

Total debt consisted of the following at the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
9.875%/11.500% Senior Secured PIK Toggle Notes, due June 2024	$342,941	$380,619
Insurance and vehicle financing	1,212	574
Less deferred financing costs, net of accumulated amortization	(15,837)	(12,856)
Total debt	328,316	368,337
Less current maturities	(1,143)	(374)
Total long-term debt	$327,173	$367,963

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

The Issuers are obligated to redeem the Senior Secured Notes with the net cash proceeds of certain dispositions described in the Indenture, tax refunds, insurance or condemnation proceeds and certain other extraordinary receipts. The redemption price for such redemptions is the principal balance of the Senior Secured Notes being redeemed, all accrued and unpaid interest thereon plus, with respect to redemptions from asset dispositions with net proceeds in excess of $55.0 million, an Applicable Premium of 2% of the principal amount so redeemed. As of September 30, 2020, the Issuers had redeemed approximately $51.7 million of the Senior Secured Notes with the net cash proceeds from dispositions.

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

As of September 30, 2020, the Company was in compliance with the covenants of the Indenture.

Deferred Financing Costs

In connection with the Third Supplemental Indenture, the Company paid a consent fee of $5.0 million, consisting of a cash payment of $3.5 million and $1.5 million paid in kind, that was recorded as deferred financing fees, which have been deferred and are being amortized over the life of the Senior Secured Notes, using the effective interest method. For the three months ended September 30, 2020 and 2019, the Company recognized $1.0 million and $0.6 million, respectively, of amortization of deferred financing fees on its various debt facilities. For the nine months ended September 30, 2020 and 2019, the Company recognized $2.8 million and $4.0 million, respectively, of amortization of deferred financing fees on its various debt facilities.

During the nine months ended September 30, 2019, the Company wrote-off unamortized deferred financing fees of $6.9 million, which is presented in loss on debt extinguishment in the accompanying unaudited condensed consolidated statement of operations, in connection with the retirement of its prior revolving credit facilities and its Senior Notes.

10.	OWNERS’ EQUITY

Capital Stock

Effective as of the C-Corporation Conversion, the Company was authorized to issue two classes of capital stock: common stock, $0.01 par value per share (“Common Stock”) and preferred stock, $0.01 par value per share (“Preferred Stock”).

At September 30, 2020, 117,824,266 shares of Common Stock were issued and outstanding and no shares of Preferred Stock were issued or outstanding. At September 30, 2020, there were 82,175,734 shares of Common Stock available for issuance, including 2,414,655 shares available for issuance as stock-based incentive compensation under the Company’s long-term incentive plan (the “Plan”), and 10,000,000 shares of Preferred Stock available for issuance. On May 5, 2020, the Company’s Board approved the second amendment (the “Amendment”) to the Plan, which increased the number of shares of the Company’s common stock reserved for delivery under the Plan by 1,375,000 shares, and on November 5, 2020 the stockholders of the Company approved the Plan, as so amended.

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

A rollforward of stock options as of September 30, 2020 is as follows:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Total outstanding at December 31, 2019	5,500,000	$0.34	$1.20
Options granted	—	—	—
Options exercisable	—	—	—
Options exercised	—	—	—
Options forfeited	(225,000)	0.34	1.20
Options expired	—	—	—
Total outstanding at September 30, 2020	5,275,000	$0.34	$1.20

For the three and nine months ended September 30, 2020, non-cash stock compensation expense related to stock options was $0.2 million and $0.5 million, respectively. As of September 30, 2020, total unrecognized compensation cost related to unvested stock options was $1.3 million, which the Company expects to recognize over the remaining weighted-average period of 2.2 years.

Assumptions used in calculating the fair value of the stock options granted are summarized below:

2019 Options Granted
Valuation assumptions:
Expected dividend yield	None
Expected volatility	23.41%
Expected term (years)	6.0
Risk-free interest rate	1.78%
Weighted average:
Exercise price per stock option	$1.20
Market price per share	$1.23
Weighted average fair value per stock option	$0.34

Phantom Unit and Restricted Unit Awards

A rollforward of phantom unit and restricted unit awards as of September 30, 2020 is as follows:

	Number of Phantom Unit and Restricted Unit Awards	Weighted Average Grant Date Fair Value
Total non-vested at December 31, 2019	559,218	$3.67
Units issued	82,658	0.73
Units vested	(140,625)	3.88
Units forfeited	—	—
Total non-vested at September 30, 2020	501,251	$3.12

For the three months ended September 30, 2020 and 2019, the Company recognized $0.2 million and $0.2 million, respectively, of non-cash stock compensation expense related to phantom unit and restricted unit awards into earnings. For the nine months ended September 30, 2020 and 2019, the Company recognized $0.6 million and $2.8 million, respectively, of non-cash stock compensation expense related to phantom unit and restricted unit awards into earnings. As of September 30, 2020, total unamortized compensation cost related to unvested restricted stock awards was $1.3 million, which the Company expects to recognize over the remaining weighted-average period of 1.75 years.

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

Deferred revenues and related costs consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Deferred contract revenues	$839,492	$837,190
Deferred merchandise trust revenue	103,568	104,304
Deferred merchandise trust unrealized gains (losses)	(13,940)	7,881
Deferred revenues	$929,120	$949,375
Deferred selling and obtaining costs	$117,367	$114,944

For the nine months ended September 30, 2020 and 2019, the Company recognized $47.7 million and $54.7 million, respectively, of the customer contract liabilities balance that existed at December 31, 2019 and 2018, respectively, as revenue.

The components of the customer contract liabilities, net in the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019

Customer contract liabilities, gross	$953,655	$974,927
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts	(24,535)	(25,552)
Customer contract liabilities, net	$929,120	$949,375

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

The Company has the following balances recorded on its consolidated balance sheets related to leases:

	September 30, 2020	December 31, 2019
Assets:
Operating	$7,952	$10,570
Finance	4,605	5,685
Total ROU assets(1)	$12,557	$16,255
Liabilities:
Current
Operating	$1,728	$2,022
Finance	1,425	1,200
Long-term
Operating	8,944	11,495
Finance	3,029	4,302
Total lease liabilities(2)	$15,126	$19,019
(1)	The Company’s ROU operating assets and finance assets are presented within Other assets and Property and equipment, net of accumulated depreciation, respectively, in its consolidated balance sheets.
(2)	The Company’s current lease liabilities and long-term are presented within Accounts payable and accrued liabilities and Other long-term liabilities, respectively, in its consolidated balance sheets.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The weighted average borrowing rates for operating and finance leases were 10.1% and 8.5%, respectively, as of September 30, 2020.

The components of lease expense were as follows:

		Nine months ended September 30,
		2020	2019
Lease cost	Classification
Operating lease costs(1)	General and administrative expense	$2,366	$2,687
Finance lease costs
Amortization of leased assets	Depreciation and Amortization	874	899
Interest on lease liabilities	Interest expense	328	370
Variable lease costs	General and administrative expense	—	—
Short-term lease costs(2)	General and administrative expense	—	—
Net lease costs		$3,568	$3,956
(1)	The Company includes its variable lease costs under operating lease costs as these variable lease costs are immaterial.
(2)	The Company does not have any short-term leases with lease terms greater than one month.

Maturities of the Company’s lease labilities as of September 30, 2020 were as follows:

Year ending December 31,	Operating	Finance
2020	$725	$407
2021	2,591	1,839
2022	2,171	2,009
2023	1,882	702
2024	1,737	99
Thereafter	5,735	—
Total	$14,841	$5,056
Less: Interest	(4,170)	(603)
Present value of lease liabilities	$10,671	$4,453

Maturities of the Company’s lease labilities as of December 31, 2019 were as follows:

Year ending December 31,	Operating	Finance
2019	$3,283	$1,759
2020	2,783	1,838
2021	2,455	2,026
2022	2,190	708
2023	2,046	106
Thereafter	6,348	—
Total	$19,105	$6,437
Less: Interest	(5,588)	(935)
Present value of lease liabilities	$13,517	$5,502

Operating and finance lease payments include $2.1 million related to options to extend lease terms that are reasonably certain of being exercised and $1.9 million related to residual value guarantees. The weighted average remaining lease term for operating and finance leases was 6.7 years and 2.2 years, respectively, as of September 30, 2020.

As of September 30, 2020, the Company had no additional operating leases that had not yet commenced, and did not have any lease transactions with its related parties. In addition, as of September 30, 2020, the Company had not entered into any new sale-leaseback arrangements.

Refer to Note 19 Subsequent Events for details regarding the termination of the Company’s existing corporate office lease and execution of a new lease subsequent to September 30, 2020.

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

Recurring Fair Value Measurement

At September 30, 2020 and December 31, 2019, the two financial instruments measured by the Company at fair value on a recurring basis were its merchandise and perpetual care trusts, which consist of investments in debt and equity marketable securities and cash equivalents that are carried at fair value and are classified as either Level 1 or Level 2 (see Note 7 Merchandise Trusts and Note 8 Perpetual Care Trusts).

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

Other Financial Instruments

The Company’s other financial instruments at September 30, 2020 and December 31, 2019 consisted of its Senior Secured Notes (see Note 9 Long-Term Debt). At September 30, 2020 and December 31, 2019, the estimated fair value of the Company’s Senior Secured Notes was $350.1 million and $383.2 million, respectively, based on trades made on that date, compared with the carrying amount of $353.1 million and $392.8 million, respectively.

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

In accordance with the disclosures made in Note 1 General, StoneMor Inc. is the “Parent” for the audited consolidated balance sheet presented as of December 31, 2019 and the unaudited condensed consolidated financial statements presented as of and for the three and nine months ended September 30, 2020, while the Partnership is the “Parent” for the unaudited condensed consolidated financial statements presented for the three and nine months ended September 30, 2019. The Company’s audited consolidated balance sheet as of December 31, 2019 and its unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 include the accounts of cemeteries operated under long-term leases, operating agreements and management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Company. The Company’s consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

The financial information presented below reflects the Company’s standalone accounts, the standalone accounts of the co-issuers, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Company’s consolidated accounts as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019. For the purpose of the following financial information, the Company’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$—	$42,289	$1,714	$—	$44,003
Restricted cash	—	—	—	20,601	—	—	20,601
Assets held for sale	—	—	—	32,109	—	—	32,109
Other current assets	—	—	3,659	61,050	12,850	—	77,559
Total current assets	—	—	3,659	156,049	14,564	—	174,272
Long-term accounts receivable	—	—	2,206	61,974	10,924	—	75,104
Cemetery and funeral home property and equipment	—	—	492	360,515	32,145	—	393,152
Merchandise trusts	—	—	—	—	484,520	—	484,520
Perpetual care trusts	—	—	—	—	300,738	—	300,738
Deferred selling and obtaining costs	—	—	5,876	92,631	18,860	—	117,367
Intangible assets	—	—	—	63	55,314	—	55,377
Other assets	—	—	—	23,262	2,620	—	25,882
Investments in and amounts due from affiliates eliminated upon consolidation	—	283,273	—	617,863	—	(901,136)	—
Total assets	$—	$283,273	$12,233	$1,312,357	$919,685	$(901,136)	$1,626,412
Liabilities and Owners' Equity
Current liabilities	—	—	228	76,640	1,727	—	78,595
Long-term debt, net of deferred financing costs	—	283,273	41,831	2,069	—	—	327,173
Deferred revenues	—	—	33,657	778,098	117,365	—	929,120
Perpetual care trust corpus	—	—	—	—	300,738	—	300,738
Other long-term liabilities	—	—	—	61,000	17,000	—	78,000
Investments in and amounts due to affiliates eliminated upon consolidation	87,214	87,214	189,021	325,104	533,661	(1,222,214)	—
Total liabilities	87,214	370,487	264,737	1,242,911	970,491	(1,222,214)	1,713,626
Owners' equity	(87,214)	(87,214)	(252,504)	69,446	(50,806)	321,078	(87,214)
Total liabilities and owners' equity	$—	$283,273	$12,233	$1,312,357	$919,685	$(901,136)	$1,626,412

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2019	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$—	$33,553	$1,314	$—	$34,867
Restricted cash	—	—	—	21,900	—	—	21,900
Assets held for sale	—	—	—	23,858	—	—	23,858
Other current assets	—	—	3,497	62,686	11,531	—	77,714
Total current assets	—	—	3,497	141,997	12,845	—	158,339
Long-term accounts receivable	—	—	2,557	63,124	9,868	—	75,549
Cemetery and funeral home property and equipment	—	—	609	391,626	31,770	—	424,005
Merchandise trusts	—	—	—	—	517,192	—	517,192
Perpetual care trusts	—	—	—	—	343,619	—	343,619
Deferred selling and obtaining costs	—	—	5,654	91,243	18,047	—	114,944
Intangible assets	—	—	—	136	56,110	—	56,246
Other assets	—	—	—	26,907	2,567	—	29,474
Investments in and amounts due from affiliates eliminated upon consolidation	—	301,531	—	648,359	—	(949,890)	—
Total assets	$—	$301,531	$12,317	$1,363,392	$992,018	$(949,890)	$1,719,368
Liabilities and Owners' Equity
Current liabilities	$—	$—	$161	$74,674	$1,466	$—	$76,301
Long-term debt, net of deferred financing costs	—	301,531	66,239	193	—	—	367,963
Deferred revenues	—	—	33,349	802,528	113,498	—	949,375
Perpetual care trust corpus	—	—	—	—	343,619	—	343,619
Liabilities held for sale, net of current portion
Other long-term liabilities	—	—	—	68,227	16,373	—	84,600
Investments in and amounts due to affiliates eliminated upon consolidation	102,490	102,490	183,611	367,770	567,666	(1,324,027)	—
Total liabilities	102,490	404,021	283,360	1,313,392	1,042,622	(1,324,027)	1,821,858
Owners' equity	(102,490)	(102,490)	(271,043)	50,000	(50,604)	374,137	(102,490)
Total liabilities and owners' equity	$—	$301,531	$12,317	$1,363,392	$992,018	$(949,890)	$1,719,368

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$—	$1,267	$65,262	$13,275	$(2,948)	$76,856
Total costs and expenses	—	—	(2,334)	(62,388)	(11,871)	2,948	(73,645)
Net (loss) income from equity investment in subsidiaries	(7,857)	1,689	(4,727)	—	—	10,895	—
Interest expense	—	(9,546)	(381)	(1,971)	(299)	—	(12,197)
(Loss) income from operations before income taxes	(7,857)	(7,857)	(6,175)	903	1,105	10,895	(8,986)
Income tax expense	—	—	—	1,129	—	—	1,129
Net (loss) income	$(7,857)	$(7,857)	$(6,175)	$2,032	$1,105	$10,895	$(7,857)

Three Months Ended September 30, 2019		Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues		$—	$1,257	$61,520	$12,154	$(1,780)	$73,151
Total costs and expenses		—	(3,336)	(64,596)	(13,440)	1,780	(79,592)
Other losses		—	—	(129)	—	—	(129)
Net loss from equity investment in subsidiaries		(42,652)	(33,050)	—	—	75,702	—
Interest expense		—	—	(12,486)	(279)	—	(12,765)
Loss on impairment of goodwill		—	—	(24,206)	(656)	—	(24,862)
Loss from operations before income taxes		(42,652)	(35,129)	(39,897)	(2,221)	75,702	(44,197)
Income tax expense		—	—	1,545	—	—	1,545
Net loss		$(42,652)	$(35,129)	$(38,352)	$(2,221)	$75,702	$(42,652)

Nine Months Ended September 30, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$—	$3,658	$183,663	$39,949	$(8,462)	$218,808
Total costs and expenses	—	—	(9,306)	(178,533)	(37,907)	8,462	(217,284)
Gain on sale of businesses	—	—	—	31,120	—	—	31,120
Other losses	—	—	—	(2,169)	—	—	(2,169)
Net (loss) income from equity investment in subsidiaries	(2,768)	23,663	4,460	—	—	(25,355)	—
Interest expense	—	(26,431)	(4,090)	(5,167)	(888)	—	(36,576)
(Loss) income from operations before income taxes	(2,768)	(2,768)	(5,278)	28,914	1,154	(25,355)	(6,101)
Income tax benefit	—	—	—	3,333	—	—	3,333
Net (loss) income	$(2,768)	$(2,768)	$(5,278)	$32,247	$1,154	$(25,355)	$(2,768)

Nine Months Ended September 30, 2019		Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues		$—	$4,260	$187,021	$36,354	$(4,520)	$223,115
Total costs and expenses		—	(11,894)	(197,511)	(40,793)	4,520	(245,678)
Other losses		—	—	(1,475)	(2,083)	—	(3,558)
Net loss from equity investment in subsidiaries		(94,405)	(74,333)	—	—	168,738	—
Interest expense		(4,241)	(5,909)	(24,311)	(821)	—	(35,282)
Loss on debt extinguishment		(938)	(1,441)	(6,099)	—	—	(8,478)
Loss on impairment of goodwill		—	—	(24,206)	(656)	—	(24,862)
Loss from operations before income taxes		(99,584)	(89,317)	(66,581)	(7,999)	168,738	(94,743)
Income tax expense		—	—	(4,841)	—	—	(4,841)
Net loss		$(99,584)	$(89,317)	$(71,422)	$(7,999)	$168,738	$(99,584)

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$76	$31,745	$2,486	$(30,522)	$3,785
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	—	(38)	45,438	(1,848)	—	43,552
Payments to affiliates	(17,000)	—	—	—	—	17,000	—
Net cash provided by investing activities	(17,000)	—	(38)	45,438	(1,848)	17,000	43,552
Cash Flows From Financing Activities:
Proceeds from issuance of Series A Preferred Stock	8,800	—	—	—	—	—	8,800
Proceeds from issuance of Common Stock	8,200	—	—	—	—	—	8,200
Payments from affiliates	—	—	—	(13,522)	—	13,522	—
Net borrowings and repayments of debt	—	—	(38)	(51,895)	(238)	—	(52,171)
Other financing activities	—	—	—	(4,329)	—	—	(4,329)
Net cash used in financing activities	17,000	—	(38)	(69,746)	(238)	13,522	(39,500)
Net increase in cash and cash equivalents and restricted cash	—	—	—	7,437	400	—	7,837
Cash and cash equivalents and restricted cash—Beginning of period	—	—	—	55,453	1,314	—	56,767
Cash and cash equivalents and restricted cash—End of period	$—	$—	$—	$62,890	$1,714	$—	$64,604

Nine Months Ended September 30, 2019	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in (provided by) operating activities	$—	$212	$(16,712)	$(105)	$(10,150)	$(26,755)
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(188)	(4,158)	(147)	—	(4,493)
Payments to affiliates	(57,500)	—	—	—	57,500	—
Net cash used investing activities	(57,500)	(188)	(4,158)	(147)	57,500	(4,493)
Cash Flows From Financing Activities:
Payments from affiliates	—	—	47,350	—	(47,350)	—
Proceeds from issuance of redeemable convertible preferred units, net	57,500	—	—	—	—	57,500
Net borrowings and repayments of debt	—	(24)	38,517	(148)	—	38,345
Other financing activities	—	—	(18,649)	—	—	(18,649)
Net cash provided (used in) by financing activities	57,500	(24)	67,218	(148)	(47,350)	77,196
Net increase (decrease) in cash and cash equivalents and restricted cash	—	—	46,348	(400)	—	45,948
Cash and cash equivalents and restricted cash —Beginning of period	—	—	16,298	1,849	—	18,147
Cash and cash equivalents and restricted cash —End of period	$—	$—	$62,646	$1,449	$—	$64,095

16.	SEGMENT INFORMATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$64,077	$60,750	$181,075	$184,288
Operating costs and expenses	(50,829)	(54,681)	(151,840)	(166,777)
Depreciation and amortization	(1,569)	(1,853)	(4,892)	(5,735)
Segment operating profit	$11,679	$4,216	$24,343	$11,776
Funeral Home Operations:
Revenues	$12,779	$12,401	$37,733	$38,827
Operating costs and expenses	(10,769)	(10,669)	(31,347)	(32,636)
Depreciation and amortization	(481)	(602)	(1,509)	(1,788)
Segment operating profit	$1,529	$1,130	$4,877	$4,403
Reconciliation of segment operating profit to net loss:
Cemetery Operations	11,679	4,216	$24,343	$11,776
Funeral Home Operations	1,529	1,130	4,877	4,403
Total segment profit	13,208	5,346	29,220	16,179
Corporate overhead	(9,762)	(11,595)	(27,019)	(38,145)
Corporate depreciation and amortization	(235)	(192)	(677)	(597)
Gain on sale of businesses	—	—	31,120	—
Other losses	—	(129)	(2,169)	(3,558)
Interest expense	(12,197)	(12,765)	(36,576)	(35,282)
Loss on debt extinguishment	—	—	—	(8,478)
Loss on impairment of goodwill	—	(24,862)	—	(24,862)
Income tax benefit (expense)	1,129	1,545	3,333	(4,841)
Net loss	$(7,857)	$(42,652)	$(2,768)	$(99,584)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$806	$411	$3,351	$4,222
Funeral Home Operations	78	465	95	1,447
Corporate	109	29	1,338	74
Total capital expenditures	$993	$905	$4,784	$5,743

	September 30, 2020	December 31, 2019
BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,422,395	$1,504,463
Funeral Home Operations	132,247	148,310
Corporate	71,770	66,595
Total assets	$1,626,412	$1,719,368
Assets held for sale:
Cemetery Operations	$26,662	$20,819
Funeral Home Operations	5,447	3,039
Total assets held for sale	$32,109	$23,858
Disposed assets:
Cemetery Operations	$20,445	$—
Funeral Home Operations	3,032	110
Total disposed assets	$23,477	$110

17.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the unaudited condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Company’s unaudited condensed consolidated statements of cash flows (in thousands):

	Nine months ended September 30,
	2020	2019
Accounts Receivable
Pre-need/at-need contract originations (sales on credit)	$(88,719)	$(88,296)
Cash receipts from sales on credit (post-origination)	72,539	73,991
Changes in accounts receivable, net of allowance	$(16,180)	$(14,305)
Customer Contract Liabilities
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$115,824	$107,847
Withdrawals of realized income from merchandise trusts during the period	7,406	6,699
Pre-need/at-need contract originations (sales on credit)	88,719	88,296
Undistributed merchandise trust investment earnings, net	5,377	8,367
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(6,629)	(6,985)
Recognized maturities of customer contracts collected as of end of period	(151,016)	(155,915)
Recognized maturities of customer contracts uncollected as of end of period	(20,443)	(24,449)
Changes in customer contract liabilities	$39,238	$23,860

18.RELATED PARTIES

In December 2019, the Company purchased a $30 million participation in a $70 million new debt facility issued by Payless Holdings LLC (“Payless”). Funds and accounts affiliated with Axar also invested $20 million in this facility. The investment was initially proposed by the Company’s Chairman of the Board, Mr. Axelrod, and subsequently approved by the Board. The Axar funds controlled by Mr. Axelrod own approximately 30% of the equity of Payless, and Mr. Axelrod serves on Payless’ board of directors. The Company’s investment in Payless represented approximately 4% of the total fair market value of all of the Company’s trusts as of September 30, 2020 and December, 31, 2019.

As of September 30, 2020, Axar beneficially owned 61.8% of the Company’s outstanding common stock, which constituted a majority of the Company’s outstanding common stock. As a result, the Company is a “controlled company” within the meaning of NYSE corporate governance standards. For discussion of certain risks and uncertainties attributable to the Company being a controlled company, see Part I, Item 1A. Risk Factors of the Company’s Annual Report, and for discussion on the security ownership of certain beneficial owners, directors and executives of the Company, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of the Annual Report.

On April 1, 2020 and April 3, 2020, the Company entered into the Axar Commitment and the 2020 Preferred Purchase Agreement, respectively, with Axar and funds or accounts under its management, respectively. On May 27, 2020, the Company entered into the Common Stock Purchase Agreement with Axar and in June 2020 sold an aggregate of 23,287,672 shares of its Common Stock to Axar. Additionally, the Company received the Proposal, dated May 24, 2020, from Axar proposing to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates, which was subsequently withdrawn. For further details on all of these events, see Note 1 General of this Report.

19.SUBSEQUENT EVENTS

Corporate Office Lease

In November 2020, the Company terminated its existing corporate office lease in Trevose, PA resulting in a one-time termination fee of $850,000. Simultaneously, the Company executed a new corporate office lease in Bensalem PA, with a new landlord for an eight year term commencing April 1, 2021. The Company expects that the termination of the original office lease will result in cash savings of approximately $8.0 million over the remaining term of the original lease of eight years.

Divestitures

On November 3, 2020, the Company completed the Remaining California Sale for a net cash purchase price of $7.1 million, subject to certain adjustments. The Company used net proceeds of $5.7 million to redeem $5.6 million in principal amount of additional Senior Secured Notes as required by the Indenture.

On November 6, 2020, the Company entered into an asset sale agreement (the “Clearstone Agreement”) with Clearstone Memorial Partners, LLC to sell substantially all of the Company’s assets in Oregon and Washington, consisting of nine cemeteries, ten funeral establishments and four crematories for a net cash purchase price of $6.2 million, subject to certain adjustments (the “Clearstone Sale”). The Company anticipates that the transaction will close on or before December 31, 2020.

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

BUSINESS OVERVIEW

We are one of the leading providers of funeral and cemetery products and services in the death care industry in the United States (“U.S.”). As of September 30, 2020, we operated 318 cemeteries in 27 states and Puerto Rico, of which 288 were owned and 30 were operated under leases, operating agreements or management agreements. We also owned, operated or managed 86 funeral homes in 17 states and Puerto Rico. On December 31, 2019, we consummated the C-Corporation Conversion for the purpose of transitioning the Partnership and its affiliates from a master limited partnership structure to a corporate form. See Part 1. Item 1. Financial Statements (Unaudited)—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 1 General of this Quarterly Report for further information related to the C-Corporation Conversion.

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

Like most businesses world-wide, the COVID-19 Pandemic has impacted us financially. Through early March 2020, we were experiencing sales growth for the first quarter of 2020, as compared to the first quarter of 2019; however, during the last two weeks of the first quarter and into beginning of the second quarter, we saw our pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. Then, during the last two months of the second quarter and during the third quarter, the Company experienced at-need sales growth. While we expect our pre-need sales could continue to be challenged during the continued COVID 19 Pandemic, we believe the implementation of our virtual meeting tools is one of several key steps to mitigate this disruption. In addition, throughout this disruption our cemeteries and funeral homes have largely remained open and available to serve our families in all the locations in which we operate to the extent permitted by local authorities, with the exception of Puerto Rico, and we expect that this will continue.

We expect the COVID-19 Pandemic could have an adverse effect on our future results of operations and cash flows, however we cannot presently predict, with certainty, the scope and severity of that impact. We may incur additional costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. In the event there are confirmed diagnoses of COVID-19 within a significant number of our facilities, we may incur costs related to the closing and subsequent cleaning of these facilities and the ability to adequately staff the impacted sites. In addition, our pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. As a result of the implications of COVID-19, we assessed long-lived assets for impairment and concluded no assets were impaired as of September 30, 2020.

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

We agreed to pay a total of approximately $241.0 million over the term of the contracts, which run through December 31, 2024, based upon an initial annual cost of $49.0 million and annual increases of 2%. The first year cost will be prorated based upon exact implementation and roll-out schedule for each location. As part of the MSAs, we agreed to sublease to Moon the landscaping and maintenance equipment that it leases and to lease the landscaping and maintenance equipment to Moon that it owns for the duration of the agreements. We agreed to transfer title to any such equipment we own at the end of the term to Moon, in each case without any additional payment by Moon. As of September 30, 2020, the net book value of the equipment the Company is leasing to Moon was approximately $5.1 million.

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

•

Divestitures. On January 3, 2020, we consummated the Oakmont Sale with Carriage Funeral Holdings, Inc. for an aggregate cash purchase price of $33.0 million. The divested assets consisted of one cemetery, one funeral home and certain related assets. On April 7, 2020, we consummated the Olivet Sale with Cypress Lawn Cemetery Association for a net cash purchase price of $24.3 million, subject to certain adjustments, and the assumption of certain liabilities, including $17.1 million in land purchase obligations. On November 3, 2020, we consummated the Remaining California Sale with certain entities owned by John Yeatman and Guy Saxton for a net cash purchase price of $7.1 million, subject to certain closing adjustments.

Since January 1, 2020, we have redeemed an aggregate $57.3 million of principal on the Senior Secured Notes, primarily using the net proceeds from the Oakmont Sale, the Olivet Sale and the Remaining California Sale.

Additionally on November 6, 2020, we entered into the Clearstone Agreement with Clearstone Memorial Partners, LLC to sell substantially all of our assets in Oregon and Washington, consisting of nine cemeteries, ten funeral establishments and four crematories, for a net cash purchase price of $6.2 million, subject to certain adjustments.  We will use 80% of the net proceeds of this sale to redeem additional Senior Secured Notes.

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

•

Axar Proposal. On May 27, 2020, we announced that we received the Proposal, dated May 24, 2020, from Axar proposing to acquire all of our outstanding shares of common stock not owned by Axar or its affiliates for $0.67 per share in cash, subject to certain conditions. On May 26, 2020, our Board of Directors formed the Special Committee consisting of independent directors to consider and evaluate the transaction contemplated by the Proposal. The Special Committee retained independent legal and financial advisors to assist in its review and evaluation of the proposed transaction and had been authorized by the Board to reject the proposed transaction or to recommend that the Board of Directors approve the terms of the proposed transaction. On June 16, 2020, we announced that the Special Committee sent a letter to Axar informing it that, after reviewing the Proposal, it had rejected the price proposed by Axar as inadequate. On July 31, 2020, we announced that the Special Committee of the board of directors had received an Amended Proposal from Axar proposing to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates for $0.80 per share in cash, subject to certain conditions. On September 8, 2020, we announced that Axar, after determining that it would not be able to reach an agreement with the Special Committee on terms that would be satisfactory to Axar, had withdrawn its proposal to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates. Axar currently owns approximately 62% of our outstanding common stock.

•

NYSE Delisting Notification.  On April 14, 2020, we received notice from the New York Stock Exchange (the “NYSE”) stating that the Company was not in compliance with the NYSE’s continued listing requirements (the “NYSE Notification”) because the 30-trading day average closing price of our Common Stock had fallen below $1.00 per share over a consecutive 30 trading-day period, which is the minimum average share price for continued listing on the NYSE. We have until December 23, 2020 to regain compliance with the minimum share price requirement. In order to regain compliance, on the last trading day of any calendar month during the cure period or at the end of the cure period, our Common Stock must have (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. In the event that as of December 23, 2020, both a $1.00 share price and a $1.00 average share price over the 30 trading day period then ended are not attained, the NYSE will commence suspension and delisting procedures. To address this matter, our Board of Directors had approved and recommended that the stockholders approve a ten-for-one reverse stock split of our common stock, but that proposal was not approved by the stockholders at the Annual Meeting on November 5, 2020.

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

Cemetery Operations

Overview

We are currently the one of the largest owners and operators of cemeteries in the U.S. As of September 30, 2020, we operated 318 cemeteries in 27 states and Puerto Rico. We own 288 of these cemeteries, and we manage or operate the remaining 30 under leases, operating agreements or management agreements. Revenues from our Cemetery Operations segment accounted for approximately 83% of our total revenues for the three and nine months ended September 30, 2020.

Operating Results

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following tables present operating results for our Cemetery Operations segment for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
			Variance
	2020	2019	$	%
Interments	$21,409	$15,605	$5,804	37%
Merchandise	16,328	18,014	(1,686)	(9%)
Services	16,435	17,068	(633)	(4%)
Interest income	2,120	2,040	80	4%
Investment and other	7,785	8,023	(238)	(3%)
Total revenues	64,077	60,750	3,327	5%
Cost of goods sold	9,977	10,677	(700)	(7%)
Cemetery expense	16,703	18,362	(1,659)	(9%)
Selling expense	13,658	14,609	(951)	(7%)
General and administrative expense	10,491	11,033	(542)	(5%)
Depreciation and amortization	1,569	1,853	(284)	(15%)
Total costs and expenses	52,398	56,534	(4,136)	(7%)
Segment operating profit	$11,679	$4,216	$7,463	177%

	Three Months Ended September 30,
			Variance
	2020	2019	$	%
Total cemetery revenues	$64,077	$60,750	$3,327	5%
Less: revenue associated with divested properties	50	3,336	(3,286)	(99%)
Comparable(1) cemetery revenues(2)	$64,027	$57,414	$6,613	12%

Total cemetery segment operating profit	$11,679	$4,216	$7,463	177%
Less: segment operating profit associated with divested properties	23	1,199	(1,176)	(98%)
Comparable(1) cemetery segment operating profit(2)	$11,656	$3,017	$8,639	286%

______________________________

(1)	We define comparable operations as those cemetery locations owned by us for the entire period beginning January 1, 2019 and ending September 30, 2020.
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

The following table presents supplemental operating data for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
			Variance
SUPPLEMENTAL DATA:	2020	2019	#	%
Interments performed	13,624	12,510	1,114	9%
Net interment rights sold (1)
Lots	5,218	5,614	(396)	(7%)
Mausoleum crypts (including pre-construction)	337	347	(10)	(3%)
Niches	416	379	37	10%
Total net interment rights sold (1)	5,971	6,340	(369)	(6%)
Number of pre-need cemetery contracts written	10,987	8,836	2,151	24%
Number of at-need cemetery contracts written	14,339	13,191	1,148	9%
Number of cemetery contracts written	25,326	22,027	3,299	15%

______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Cemetery interments revenues were $21.4 million for the three months ended September 30, 2020, an increase of $5.8 million and 37% from $15.6 million for the three months ended September 30, 2019. The increase resulted from an increase in pre-need revenues of $6.3 million due to improved productivity of the salesforce, an increase in at-need revenues of $1.2 million primarily related to the COVID-19 Pandemic for which there were no such revenues in the prior year and a decrease in cancellations and promotional discounts of $0.2 million. These increases were offset in part by a decrease of $1.9 million associated with properties recently divested.

Cemetery merchandise revenues were $16.3 million for the three months ended September 30, 2020, a decrease of $1.7 million and 9% from $18.0 million for the three months ended September 30, 2019. The decrease resulted from a decrease in pre-need turning at-need revenues of $1.7 million, primarily related to vaults, markers and properties recently divested, and a decrease of $0.3 million in at-need revenues. These decreases were partially offset by a decrease in cancellations and promotional discounts of $0.3 million.

Cemetery service revenues were $16.4 million for the three months ended September 30, 2020, a decrease of $0.6 million and 4% from $17.1 million for the three months ended September 30, 2019. The decrease resulted from a decrease in pre-need turning at-need revenues of $1.3 million and a decrease of $0.2 million associated with properties recently divested, partially offset by an increase in at-need revenues of $0.8 million primarily related to the COVID-19 Pandemic for which there were no such revenues in the prior year and a decrease in cancellations and promotional discounts of $0.1 million.

Investment and other income was $7.8 million for the three months ended September 30, 2020, a decrease of $0.2 million and 3% from $8.0 million for the three months ended September 30, 2019. The decrease resulted from a decrease of $0.4 million associated with properties recently divested offset in part by an increase of $0.2 million in investment income due to a change in investment strategy.

Cost of goods sold was $10.0 million for the three months ended September 30, 2020, a decrease of $0.7 million and 7% from $10.7 million for the three months ended September 30, 2019. A decrease of $0.5 million was associated with properties recently divested. The remaining decrease of $0.7 million was primarily due to lower merchandise revenue activity.

Cemetery expenses were $16.7 million for the three months ended September 30, 2020, a decrease of $1.7 million and 9% from $18.4 million for the three months ended September 30, 2019. The decrease was due to savings realized from a reduction in workforce and transitioning management of cemetery maintenance to Moon of $1.2 million and a decrease of $0.5 million associated with properties recently divested.

Selling expenses were $13.7 million for the three months ended September 30, 2020, a decrease of $1.0 million and 7% from $14.6 million for the three months ended September 30, 2019. The decrease resulted from a decrease in marketing and advertising expense of $1.0 million. Additional decreases in travel and entertainment, regional overhead, and sales training expenses were mostly offset by an increase in employee benefits.

General and administrative expenses were $10.5 million for the three months ended September 30, 2020, a decrease of $0.5 million and 5% from $11.0 million for the three months ended September 30, 2019. The decrease was a result of a $0.3 million decrease associated with properties recently divested, a decrease in wages and benefits of $0.3 million resulting from a reduction in workforce and a net decrease of $0.2 million in various other expenses, partially offset by an increase of $0.3 million in costs associated with personal protection equipment due to the COVID-19 Pandemic.

Depreciation and amortization expenses were $1.6 million for the three months ended September 30, 2020, a decrease of $0.3 million and 15% from $1.9 million for the three months ended September 30, 2019. The decrease was due to routine depreciation and amortization of the associated asset base.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following tables present operating results for our Cemetery Operations segment for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
			Variance
	2020	2019	$	%
Interments	$54,755	$52,544	$2,211	4%
Merchandise	46,567	51,870	(5,303)	(10%)
Services	48,923	50,400	(1,477)	(3%)
Interest income	6,050	5,815	235	4%
Investment and other	24,780	23,659	1,121	5%
Total revenues	181,075	184,288	(3,213)	(2%)
Cost of goods sold	29,464	31,263	(1,799)	(6%)
Cemetery expense	52,458	57,245	(4,787)	(8%)
Selling expense	39,316	44,839	(5,523)	(12%)
General and administrative expense	30,602	33,430	(2,828)	(8%)
Depreciation and amortization	4,892	5,735	(843)	(15%)
Total costs and expenses	156,732	172,512	(15,780)	(9%)
Segment operating profit	$24,343	$11,776	$12,567	107%

	Nine Months Ended September 30,
			Variance
	2020	2019	$	%
Total cemetery revenues	$181,075	$184,288	$(3,213)	(2%)
Less: revenue associated with divested properties	1,229	10,500	(9,271)	(88%)
Comparable(1) cemetery revenues(2)	$179,846	$173,788	$6,058	3%

Total cemetery segment operating profit	$24,343	$11,776	$12,567	107%
Less: segment operating (loss) profit associated with divested properties	(234)	2,967	(3,201)	(108%)
Comparable(1) cemetery segment operating profit(2)	$24,577	$8,809	$15,768	179%

______________________________

(1)	We define comparable operations as those cemetery locations owned by us for the entire period beginning January 1, 2019 and ending September 30, 2020.
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

The following table presents supplemental operating data for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
			Variance
SUPPLEMENTAL DATA:	2020	2019	#	%
Interments performed	39,932	39,048	884	2%
Net interment rights sold (1)
Lots	17,854	17,295	559	3%
Mausoleum crypts (including pre-construction)	1,076	904	172	19%
Niches	1,220	1,269	(49)	(4%)
Total net interment rights sold (1)	20,150	19,468	682	4%
Number of pre-need cemetery contracts written	29,090	27,336	1,754	6%
Number of at-need cemetery contracts written	41,677	41,063	614	1%
Number of cemetery contracts written	70,767	68,399	2,368	3%

______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Cemetery interments revenues were $54.8 million for the nine months ended September 30, 2020, an increase of $2.2 million and 4% from $52.5 million for the nine months ended September 30, 2019. The increase was a result of an increase in at-need revenues of $4.0 million primarily related to the COVID-19 Pandemic for which there were no such revenues in the prior year, an increase in pre-need revenues of $3.1 million due to improved productivity of the salesforce, and a decrease in cancellations and promotional discounts of $0.3 million. These increases were partially offset by a decrease of $5.2 million associated with properties recently divested.

Cemetery merchandise revenues were $46.6 million for the nine months ended September 30, 2020, a decrease of $5.3 million and 10% from $51.9 million for the nine months ended September 30, 2019. The decrease resulted from a $5.2 million decrease in pre-need turning at-need revenues primarily related to vaults, markers, bases and contracts serviced that were acquired through acquisitions in prior years, and a decrease of $0.7 million associated with at-need revenues. These decreases were partially offset by a decrease in cancellations and promotional discounts of $0.6 million.

Cemetery service revenues were $48.9 million for the nine months ended September 30, 2020, a decrease of $1.5 million and 3% from $50.4 million for the nine months ended September 30, 2019. The decrease resulted from a $3.1 million decrease in pre-need turning at-need revenues and a decrease of $1.0 million associated with properties recently divested, partially offset by an increase in at-need revenues of $2.2 million primarily related to the COVID-19 Pandemic for which there were no such revenues in the prior year and a decrease in cancellations and promotional discounts of $0.4 million.

Investment and other income was $24.8 million for the nine months ended September 30, 2020, an increase of $1.1 million and 5% from $23.7 million for the nine months ended September 30, 2019.  The increase resulted from an increase in investment income of $2.2 million primarily due to a change in investment strategy, partially offset by a decrease of $1.1 million associated with properties recently divested.

Cost of goods sold was $29.5 million for the nine months ended September 30, 2020, a decrease of $1.8 million and 6% from $31.3 million for the nine months ended September 30, 2019. The decrease resulted from a decrease of $1.0 million related to vaults, a decrease of $1.0 million associated with properties recently divested, a decrease of $0.5 million associated with openings, closings, and cancelations, and a net decrease of $1.0 million in various additional categories. These decreases were offset by an increase in lot related costs of $1.0 million and an increase in marker costs of $0.7 million.

Cemetery expenses were $52.5 million for the nine months ended September 30, 2020, a decrease of $4.8 million and 8% from $57.2 million for the nine months ended September 30, 2019. The decrease resulted from savings realized from a reduction in workforce and transitioning management of cemetery maintenance to Moon of $2.9 million, a decrease of $1.5 million associated with properties recently divested and a decrease in utilities of $0.4 million.

Selling expenses were $39.3 million for the nine months ended September 30, 2020, a decrease of $5.5 million and 12% from $44.8 million for the nine months ended September 30, 2019. The decrease was primarily due to a decrease of $3.0 million associated with sales compensation and a decrease in marketing and advertising expense of $2.4 million. Additional decreases of $0.7 million primarily from regional overhead and travel and entertainment were partially offset by an increase in employee benefits of $0.6 million.

General and administrative expenses were $30.6 million for the nine months ended September 30, 2020, a decrease of $2.8 million and 8% from $33.4 million for the nine months ended September 30, 2019. The decrease was due to a $1.0 million decrease in wages and benefits resulting from a reduction in workforce, a decrease in insurance expense of $0.8 million due to improved management of claims, a decrease of $0.6 million associated with properties recently divested and a net decrease of $1.0 million in various other expenses, partially offset by an increase of $0.6 million in costs associated with personal protection equipment due to the COVID-19 Pandemic.

Depreciation and amortization expenses were $4.9 million for the nine months ended September 30, 2020, a decrease of $0.8 million and 15% from $5.7 million for the nine months ended September 30, 2019. The decrease was due to routine depreciation and amortization of the associated asset base of $0.6 million and a decrease of $0.2 million associated with properties recently divested.

Funeral Home Operations

Overview

As of September 30, 2020, we owned, operated or managed 86 funeral homes. These properties are located in 17 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 17% of our total revenues for the three and nine months ended September 30, 2020.

Operating Results

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following tables present operating results for our Funeral Home Operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
			Variance
	2020	2019	$	%
Merchandise	$6,590	$5,572	$1,018	18%
Services	6,189	6,829	(640)	(9%)
Total revenues	12,779	12,401	378	3%
Merchandise	1,755	1,896	(141)	(7%)
Services	5,653	5,351	302	6%
Depreciation and amortization	481	602	(121)	(20%)
Other	3,361	3,422	(61)	(2%)
Total expenses	11,250	11,271	(21)	(0%)
Segment operating profit	$1,529	$1,130	$399	35%

	Three Months Ended September 30,
			Variance
	2020	2019	$	%
Total funeral home revenues	$12,779	$12,401	$378	3%
Less: revenue associated with divested properties	22	586	(564)	(96%)
Comparable(1) funeral home revenues(2)	$12,757	$11,815	$942	8%

Total funeral home segment operating profit	$1,529	$1,130	$399	35%
Less: segment operating profit associated with divested properties	32	132	(100)	(76%)
Comparable(1) funeral home segment operating profit(2)	$1,497	$998	$499	50%

______________________________

(1)	We define comparable operations as those cemetery locations owned by us for the entire period beginning January 1, 2019 and ending September 30, 2020.
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

Funeral home merchandise revenues were $6.6 million for the three months ended September 30, 2020, an increase of $1.0 million and 18% from $5.6 million for the three months ended September 30, 2019. The increase resulted from higher casket sales of $1.2 million, offset by a decrease of $0.2 million associated with properties recently divested.

Funeral home services revenues were $6.2 million for the three months ended September 30, 2020, a decrease of $0.6 million and 9% from $6.8 million for the three months ended September 30, 2019. A decrease of $0.4 million was associated with properties recently divested and the remaining decrease of $0.2 million was due to lower revenues from pre-need contracts turning at-need.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following tables present operating results for our Funeral Home Operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
			Variance
	2020	2019	$	%
Merchandise	$18,767	$17,920	$847	5%
Services	18,966	20,907	(1,941)	(9%)
Total revenues	37,733	38,827	(1,094)	(3%)
Merchandise	5,069	5,227	(158)	(3%)
Services	16,347	16,363	(16)	(0%)
Depreciation and amortization	1,509	1,788	(279)	(16%)
Other	9,931	11,046	(1,115)	(10%)
Total expenses	32,856	34,424	(1,568)	(5%)
Segment operating profit	$4,877	$4,403	$474	11%

	Nine Months Ended September 30,
			Variance
	2020	2019	$	%
Total funeral home revenues	$37,733	$38,827	$(1,094)	(3%)
Less: revenue associated with divested properties	309	1,616	(1,307)	(81%)
Comparable(1) funeral home revenues(2)	$37,424	$37,211	$213	1%

Total funeral home segment operating profit	$4,877	$4,403	$474	11%
Less: segment operating (loss) profit associated with divested properties	(21)	451	(472)	(105%)
Comparable(1) funeral home segment operating profit(2)	$4,898	$3,952	$946	24%

______________________________

(1)	We define comparable operations as those cemetery locations owned by us for the entire period beginning January 1, 2019 and ending September 30, 2020.
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

Funeral home merchandise revenues were $18.8 million for the nine months ended September 30, 2020, an increase of $0.8 million and 5% from $17.9 million for the nine months ended September 30, 2019. The increase resulted from higher casket sales of $1.3 million offset by a decrease of $0.5 million associated with properties recently divested.

Funeral home services revenues were $19.0 million for the nine months ended September 30, 2020, a decrease of $1.9 million and 9% from $20.9 million for the nine months ended September 30, 2019. The decrease resulted from lower revenues from pre-need contracts turning at-need of $1.1 million and a decrease of $0.8 million associated with properties recently divested.

Funeral home expenses were $32.9 million for the nine months ended September 30, 2020, a decrease of $1.6 million and 5% from $34.4 million for the nine months ended September 30, 2019.  The decrease resulted from a decrease in wages of $0.9 million resulting from a reduction in workforce, a decrease of $0.8 million associated with properties recently divested, a decrease in insurance expense of $0.4 million due to improved management of claims and a net decrease of $0.5 million in various other expenses. These decreases were partially offset by an increase in employee benefits of $1.0 million due to a change in allocation.

Corporate

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Corporate Overhead

The following table summarizes our corporate overhead by expense category for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
			Variance
	2020	2019	$	%
Corporate overhead	$9,762	$11,595	$(1,833)	(16%)
Non-recurring adjustments
Severance	—	457	(457)	(100%)
C-Corporation Conversion fees	—	614	(614)	(100%)
Other professional fees and other	210	1,124	(914)	(81%)
Total non-recurring adjustments	210	2,195	(1,985)	(90%)
Corporate overhead, adjusted	$9,552	$9,400	$152	2%

Corporate overhead expense was $9.8 million for the three months ended September 30, 2020, a decrease of $1.8 million and 16% from $11.6 million for the three months ended September 30, 2019. The decrease was due to a reduction in professional fees of $2.0 million that were partially offset by an increase in salaries, benefits and other related expenses of $0.2 million.

Other Losses

There were no Other losses for the three months ended September 30, 2020. Other losses for the three months ended September 30, 2019 was $0.1 million and consisted of a loss on the sale of a funeral home.

Interest Expense

Interest expense was $12.2 million for the three months ended September 30, 2020, a decrease of $0.6 million and 4% from $12.8 million for the three months ended September 30, 2019. The change was due to the following:

•	a decrease of $1.0 million related to a lower principal on the 9.875% Senior Secured PIK Toggle Notes; and
•	an increase of $0.4 million related to the amortization of deferred financing fees

Loss on Impairment of Goodwill

There was no loss on impairment of goodwill for the three months ended September 30, 2020. Loss on impairment of goodwill for the three months ended September 30, 2019 was $24.9 million and resulted from management’s interim goodwill impairment assessment. As a result of such assessment, management concluded on November 4, 2019 that the carrying value of our Cemetery Operations reporting unit exceeded its fair value, and our goodwill was fully impaired as of September 30, 2019, resulting in a $24.9 million impairment charge.

Income Tax Benefit (Expense)

Income tax benefit was $1.1 million for the three months ended September 30, 2020, compared to income tax benefit of $1.5 million for the three months ended September 30, 2019. The income tax benefit in the three months ended September 30, 2020 was primarily related to the reduction of deferred tax liabilities due to losses incurred. The income tax benefit for the three months ended September 30, 2019 was due to our ability to use our net operating loss carryovers to offset deferred tax liabilities recorded in the second quarter of 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Corporate Overhead

The following table summarizes our corporate overhead by expense category for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
			Variance
	2020	2019	$	%
Corporate overhead	$27,019	$38,145	$(11,126)	(29%)
Non-recurring adjustments
Severance	201	1,433	(1,232)	(86%)
C-Corporation Conversion fees	75	1,671	(1,596)	(96%)
Other professional fees and other	748	4,842	(4,094)	(85%)
Total non-recurring adjustments	1,024	7,946	(6,922)	(87%)
Corporate overhead, adjusted	$25,995	$30,199	$(4,204)	(14%)

Corporate overhead expense was $27.0 million for the nine months ended September 30, 2020, a decrease of $11.1 million and 29% from $38.1 million for the nine months ended September 30, 2019. The change was due to the following:

•

a reduction in professional fees of $5.8 million resulting from roll-off of financial advisory and consulting fees, the completion of the C-Corp conversion, a change in auditors and a decrease in legal fees;

•	savings in payroll and benefits of $1.8 million resulting from a reduction in workforce in 2019 and a roll-off of the related severance;
•	a decrease in stock compensation of $1.7 million;
•	a decrease in legal settlements of $0.9 million; and
•	a net decrease in various other expenses of $0.9 million, primarily related to a rebate of contractual savings related to employee benefits.

Gain on Sale of Businesses

For the nine months ended September 30, 2020, we recorded a gains of $31.1 million primarily in connection with the Oakmont Sale in January 2020 and the Olivet Sale in April 2020. For the nine months ended September 30, 2019, there were no such transactions.

Other Losses

Other losses for the nine months ended September 30, 2020 consisted of an impairment charge of $2.2 million to reduce the carrying value of the Remaining California Assets to their fair value. Other losses for the nine months ended September 30, 2019 was $3.6 million and consisted of a $2.1 million loss of the termination of a management agreement, a $1.3 million impairment of cemetery property, and a $0.1 million loss on the sale of a funeral home.

Interest Expense

Interest expense was $36.6 million for the nine months ended September 30, 2020, an increase of $1.3 million and 4% from $35.3 million for the nine months ended September 30, 2019. The change was due to the following:

•	an increase of $13.0 million related to a higher interest rate and principal on the 9.875% Senior Secured PIK Toggle Notes compared to the interest rate and principal of the 7.875% Senior Notes;
•	a decrease of $8.1 million related to the payoff of the revolving credit facility; and
•	a decrease of $3.6 million related to the write-off and amortization of deferred financing fees

Loss on Debt Extinguishment

There was no loss on debt extinguishment for the nine months ended September 30, 2020. Loss on debt extinguishment for the nine months ended September 30, 2019 was $8.5 million, consisting of the write-off of deferred financing fees of $6.9 million and original issue discounts of $1.6 million associated with the refinancing of the Company’s Senior Notes and revolving credit facilities.

Income Tax Benefit (Expense)

Income tax benefit was $3.3 million for the nine months ended September 30, 2020, compared to income tax expense of $4.8 million for the nine months ended September 30, 2019. The income tax benefit in the nine months ended September 30, 2020 was primarily related to changes in projected state deferred tax savings related to consolidated state filings as well as the reduction of deferred tax liabilities due to losses incurred. The income tax expense in the nine months ended September 30, 2019 was primarily due to IRC Section 382 limitations created in connection with the recapitalization transactions, which took place in June 2019, on our ability to use our net operating loss carryovers to offset existing deferred tax liabilities.

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

If our planned, implemented and not yet implemented actions are not successful in generating sustainable cash savings for us, or we fail to improve our operating performance and cash flows or we are not able to comply with the covenants under the Indenture, we may be forced to limit our business activities, limit our ability to implement further modifications to our operations or limit the effectiveness of some actions that are included in our forecasts, amend the Indenture and/or seek other sources of capital, and we may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Our ability to meet our obligations at September 30, 2020, and to continue as a going concern, is dependent upon achieving the action plans noted above.

Based on our forecasted operating performance, planned actions to improve our profitability and cash flows, the execution of the Supplemental Indenture and the Axar Commitment and the consummation of the transactions contemplated thereby, including receipt of not less than $17.0 million in proceeds from the contemplated rights offering, together with plans to file financial statements on a timely basis consistent with the debt covenants, we do not believe it is probable that we will breach the covenants under the Indenture or be unable to continue as a going concern for the next twelve-month period. As such, the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should we be required to liquidate our assets.

Cash Flows

The following table summarizes our unaudited condensed consolidated statements of cash flows by class of activities in thousands:

	Nine Months Ended September 30,

	2020	2019
Cash provided by (used in) operating activities	$3,785	$(26,755)
Cash provided by (used in) investing activities	43,552	(4,493)
Cash (used in) provided by financing activities	(39,500)	77,196

Significant Sources and Uses of Cash During the Nine Months Ended September 30, 2020 and 2019

Operating Activities

Net cash provided by operations was $3.8 million for the nine months ended September 30, 2020 compared to $26.8 million of net cash used in operations during the nine months ended September 30, 2019. The $30.5 million change in operating cash flows was primarily due to the following:

•	Net income excluding non-cash items increased $30.0 million primarily due to expense management efforts during the nine months ended September 30, 2020.

•	Our operating cash flows were further impacted by other working capital items which resulted in a net increase in operating cash inflows of $0.5 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was $43.6 million as compared to $4.5 million of net cash used in investing activities for the nine months ended September 30, 2019. The cash provided by investing activities for the nine months ended September 30, 2020 was primarily attributable to proceeds from divestitures of $48.3 million, offset in part by capital expenditures of $4.8 million for both purchases and maintenance of property, plant and equipment. Net cash used in investing activities during the nine months ended September 30, 2019 consisted of cash used for capital expenditures of $5.7 million offset by proceeds from the termination of one of our management agreements of $1.3 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 was $39.5 million as compared to $77.2 million of net cash provided by financing activities for the nine months ended September 30, 2019. The cash used in financing activities for the nine months ended September 30, 2020 was primarily due to the redemption of $51.7 million of Senior Secured Notes, using proceeds from the Oakmont Sale, the Olivet Sale and other immaterial dispositions, offset in part by $17.0 million of proceeds from the issuance of equity in connection with the Axar Commitment. Net cash provided by financing activities during the nine months ended September 30, 2019 consisted of the impact of the comprehensive recapitalization in June 2019, which resulted in proceeds of $371.5 million from the issuance of the Senior Secured Notes and $57.5 million from the issuance of redeemable convertible preferred units. Proceeds from borrowings for the nine months ended September 30, 2019 also included $34.6 million of borrowings under the existing revolving credit facility. These borrowings were offset by the repayment in full of the Senior Notes and revolving credit facility totaling $366.6 million and the payment of $18.0 million in related financing costs, as well as principal payments of $1.0 million on our finance leases.

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Maintenance capital expenditures	$353	$553	$2,030	$1,646
Expansion capital expenditures	640	352	2,754	4,097
Total capital expenditures	$993	$905	$4,784	$5,743

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

For the nine months ended September 30, 2020 and 2019, we had $97.0 million and $91.4 million, respectively, of cash receipts from sales attributable to related bond contracts. These amounts do not consider reductions associated with taxes, obtaining costs or other costs.

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

INTEREST-BEARING INVESTMENTS

The interest-bearing investments in our merchandise trusts and perpetual care trusts that are subject to interest rate sensitivity consist of fixed-income securities, money market investments and other short-term investments. As of September 30, 2020, the accumulated fair value of the interest-bearing investments in our merchandise trusts and perpetual care trusts was $94.4 million and $14.2 million, respectively, or 19.0% and 4.6% of the fair value of our total trust assets, respectively.

MARKETABLE EQUITY SECURITIES

The marketable equity securities in our merchandise trusts and perpetual care trusts that are subject to market price sensitivity consist of individual equity securities as well as closed and open-ended mutual funds. As of September 30, 2020, the accumulated fair value of the marketable equity securities in our merchandise trusts and perpetual care trusts was $33.6 million and $21.4 million, respectively, or 6.8% and 7.0% of the fair value of our total trust assets, respectively.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to five years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of September 30, 2020, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 61.3% and 78.5%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $305.2 million and $241.4 million in our merchandise trusts and perpetual care trusts, respectively, as of September 30, 2020, based on net asset value quotes.

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

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2020. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the on-going remediation associated with the material weaknesses in internal control over financial reporting described below.

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

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that the material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of September 30, 2020. Management, with oversight from our Audit Committee, has identified and planned actions that we believe will remediate the material weaknesses described above once fully implemented and operating for a sufficient period of time, and we will continue to devote significant time and attention, including internal and external resources, to these remedial efforts. For a more comprehensive discussion of Management’s remediation action plans refer to Item 9A., Disclosure Controls and Procedures, of our 2019 Annual Report on Form 10-K.

In 2020, management hired an external consultant to evaluate our internal control over financial reporting program including our risk assessment process, key internal controls and process documentation. The consultant is also working with management to identify, evaluate and revise, if necessary, remediation plans for all un-remediated deficiencies. In addition, management has implemented monitoring and reconciliation controls over the servicing of contracts for proper revenue recognition, improved the procurement and disbursement processes, and implemented standard product codes and price lists.

We will test the ongoing operating effectiveness of the new and/or remedial controls and will consider the material weaknesses remediated after the applicable new and/or remedial controls operate effectively for a sufficient period of time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2020, despite the remote work environment due to the ongoing issues surrounding the COVID-19 Pandemic we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been present at that time, and those remediation efforts remain ongoing. Other than as described above and in greater detail in the Item 9A., Disclosure Controls and Procedures, of our 2019 Annual Report on Form 10-K, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported, we received a notice from the NYSE on April 14, 2020 stating that we were not in compliance with the NYSE’s continued listing requirements, because the 30-trading day average closing price of our common stock had fallen below $1.00 per share. We have until December 23, 2020 to regain compliance with the minimum share price requirement. In order to regain compliance, on the last trading day of any calendar month during the cure period, our common stock must have (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. In the event that at the expiration of the cure period on December 23, 2020, both a $1.00 share price and a $1.00 average share price over the preceding 30 trading days are not attained, the NYSE will commence suspension and delisting procedures. To address this matter, our Board of Directors had approved and recommended that the stockholders approve a ten-for-one reverse stock split of our common stock, but that proposal was not approved by the stockholders at the Annual Meeting on November 5, 2020.  If our common stock is delisted from the NYSE, the value of an investment in our common stock would be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 18, 2020	17,129	$0.71	—	$—
Total	17,129	$0.71	—	$—

(1) Represents shares that were withheld upon the vesting of an award under the Plan to satisfy certain tax obligations of the recipient of such award arising from the vesting thereof and thus may be deemed to have been repurchased by the Company.

(2) The value of the shares withheld was the closing price of the Company’s common stock on the last trading day before the date on which such shares were withheld.

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

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

3.1*	Certificate of Incorporation of StoneMor Inc.	8-K	3.1	December 31, 2019

3.2*	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock of StoneMor Inc.	10-K	3.2	April 7, 2020

3.3	Certificate of Elimination of the Certificate of Designation of Preferred Stock of StoneMor Inc.

3.4	Certificate of Amendment of the Certificate of Incorporation of StoneMor Inc.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

101

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019; (iii) Unaudited Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2020 and 2019; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Inc.

*	Incorporated by reference, as indicated

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR INC.

Date: November 16, 2020	By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer

Date: November 16, 2020	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Senior Vice President and Chief Financial Officer