Form 10-K
period 2020-12-31
Stonemor Inc.
filed 2021-03-25
CIK 1753886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-39172

STONEMOR INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0103152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3331 Street Road, Suite 200 Bensalem, Pennsylvania	19020
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (215) 826-2800

__________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	STON	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common equity held by non-affiliates was approximately $27.7 million based on $0.78, the closing price per common share as reported on the New York Stock Exchange on June 30, 2020.

At March 19, 2021, the registrant had outstanding 117,918,016 shares of Common Stock, par value $.01 per share.

FORM 10-K OF STONEMOR INC.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Our History

As used in this Annual Report on Form 10-K (the “Annual Report”), unless the context otherwise requires, references to the terms the “Company,” “StoneMor,” “we,” “us,” and “our” refer to StoneMor Inc. and its consolidated subsidiaries for all periods from and after the Merger, as defined below, and to StoneMor Partners L.P. and its consolidated subsidiaries for all periods prior to the Merger.

We were formed as a Delaware limited partnership in April 2004 and our general partner had been StoneMor GP LLC, a Delaware limited liability company (“StoneMor GP”). From May 2014 until December 31, 2019, the sole member of StoneMor GP was StoneMor GP Holdings LLC, a Delaware limited liability company (“GP Holdings”). Effective as of December 31, 2019, pursuant to that certain Merger and Reorganization Agreement (as amended, the “Merger Agreement”) by and among StoneMor GP, StoneMor Partners L.P., a Delaware limited partnership (the “Partnership”), and Hans Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of StoneMor GP (“Merger Sub”), StoneMor GP converted from a Delaware limited liability company into a Delaware corporation named StoneMor Inc. (the “Company”) and Merger Sub was merged with and into the Partnership (the “Merger”).

On December 31, 2019, pursuant to the terms of the Merger Agreement, we completed the following series of reorganization transactions (which we sometimes refer to collectively as the “C-Corporation Conversion”):

•	GP Holdings contributed its entire equity interest in the Partnership to StoneMor GP and, in exchange, ultimately received an aggregate of 5,099,969 shares of our common stock;
•

StoneMor GP contributed the common units in the Partnership it received from GP Holdings to StoneMor LP Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of StoneMor GP (“LP Sub”);

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

In addition, as used in this Annual Report, unless the context otherwise requires, references to (i) the term “Cornerstone” refers to Cornerstone Family Services, Inc.; (ii) the term “CFSI” refers to CFSI LLC; (iii) the term “CFS” refers to Cornerstone Family Services LLC; (iv) the term “CFS West Virginia” refers to Cornerstone Family Services of West Virginia Subsidiary, Inc.; (v) the term “ACII” refers to American Cemeteries Infrastructure Investors, LLC; (vi) the term “AUH” refers to AIM Universal Holdings, LLC; (vii) the term “AIM” refers to American Infrastructure MLP Funds; (vii) the term “AIM II” refers to American Infrastructure MLP Fund II, L.P.; (ix) the term AIM FFII refers to American Infrastructure MLP Founders Fund II, L.P.; (x) the term “AIM II StoneMor” refers to AIM II Delaware StoneMor, Inc.; (xi) the term AIM Management II refers to American Infrastructure MLP Management II, L.L.C.; and (xii) the term AIM II Offshore refers to AIM II Offshore, L.P.

We are filing as a smaller reporting company within the meaning of Rule 12b-2 under the Exchange Act. As a smaller reporting company, we have chosen to comply with certain scaled or non-scaled financial and non-financial disclosure requirements on an item by item basis.

Recent Developments

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) spread worldwide posing public health risks that reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers and vendors. Our operations are deemed essential by the state and local governments in which we operate, with the exception of Puerto Rico, and we have been working with federal, state and local government officials to ensure that we continue to satisfy their requirements for offering our essential services.

Our top priority is the health and safety of our employees and the families we serve. Since the start of the outbreak in the U.S., our Company’s senior management team has taken actions to protect our employees and families served, and to support our field locations as they adapt and adjust to the circumstances resulting from the COVID-19 Pandemic. The operation of all of our facilities is critically dependent on our employees who staff these locations. To ensure the wellbeing of our employees and their families, we provided all of our employees with detailed health and safety literature on COVID-19, such as the Centers for Disease Control and Prevention (the “CDC”)’s industry-specific guidelines for working with the deceased who were or may have been infected with COVID-19. In addition, our procurement and safety teams have consistently secured and distributed supplies to ensure that our locations have appropriate personal protective equipment (“PPE”) and cleaning supplies to provide our essential services, as well as updated and developed new safety-oriented guidelines to support daily field operations. These guidelines include reducing the number of staff present for a service and restricting the size and number of attendees. We also implemented additional safety and precautionary measures as it concerns our businesses’ day-to-day interaction with the families and communities we serve. Our corporate office employees began working from home in March 2020 consistent with CDC guidance to reduce the risks of exposure to COVID-19 while still supporting our field operations. We have not experienced any significant disruptions to our business as a result of the work from home policies in our corporate office. We monitor the CDC guidance on a regular basis, continually review and update our processes and procedures and provide updates to our employees as needed to comply with regulatory guidelines.

Our marketing and sales team quickly responded to the sales challenges presented by the COVID-19 Pandemic by implementing virtual meeting options using a variety of web-based tools to ensure that we can continue to connect with and meet our customers’ needs in a safe, effective and productive manner. Some of our locations provide live video streaming of their funeral and burial services to customers or providing other alternatives that respect social distancing, so that family and friends can connect during their time of grief.

Like most businesses world-wide, the COVID-19 Pandemic has impacted us financially. During the last two weeks of the first quarter and into beginning of the second quarter of 2020, we saw our pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. However, during the last two months of the second quarter and the second half of the year, we experienced at-need sales growth. While we expect that our pre-need sales could continue to be challenged during the continued COVID-19 Pandemic, we believe the implementation of our virtual meeting tools is one of several key steps to mitigate this disruption. Throughout this disruption our cemeteries and funeral homes have largely remained open and available to serve our families in all the locations in which we operate to the extent permitted by local authorities, with the exception of Puerto Rico, and we expect that this will continue. However, we have experienced limited location closures due to COVID-19 cases, required quarantines and cleanings. In addition, during the year ended December 31, 2020, we incurred costs of approximately $1.0 million related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic.

We expect the COVID-19 Pandemic could have an adverse effect on our future results of operations and cash flows, however we cannot presently predict, with certainty, the scope and severity of that impact. We may incur additional costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. In the event there are confirmed diagnoses of COVID-19 within a significant number of our facilities, we may incur additional costs related to the closing and subsequent cleaning of these facilities and the ability to adequately staff the impacted sites. In addition, our pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. As a result of the implications of COVID-19, we assessed long-lived assets for impairment and concluded no assets were impaired as of December 31, 2020.

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

Divestitures and Early Debt Redemptions

On January 3, 2020, we sold substantially all of the assets of Oakmont Memorial Park, Oakmont Funeral Home, Redwood Chapel, Inspiration Chapel and Oakmont Crematory located in California pursuant to the terms of an asset sale agreement (the “Oakmont Agreement”) with Carriage Funeral Holdings, Inc. for an aggregate cash purchase price of $33.0 million (the “Oakmont Sale”). The divested assets consisted of one cemetery, one funeral home and certain related assets. On April 7, 2020, we completed the sale of substantially all of the assets of the cemetery, funeral establishment and crematory commonly known as Olivet Memorial Park, Olivet Funeral and Cremation Services and Olivet Memorial Park & Crematory pursuant to the terms of an asset sale agreement (the “Olivet Agreement”) with Cypress Lawn Cemetery Association for an aggregate cash purchase price of $25.0 million, subject to certain adjustments (the “Olivet Sale”), and the assumption of certain liabilities, including $17.1 million in land purchase obligations. On November 3, 2020, we sold substantially all of our remaining California properties, consisting of five cemeteries, six funeral establishments and four crematories (the “Remaining California Assets”) pursuant to an asset sale agreement (the “California Agreement”) with certain entities owned by John Yeatman and Guy Saxton for a cash purchase price of $7.1 million, subject to certain closing adjustments (the “Remaining California Sale”). In addition, on November 6, 2020, we entered into an asset sale agreement (the “Clearstone Agreement”) with Clearstone Memorial Partners, LLC to sell substantially all of our assets in Oregon and Washington, consisting of nine cemeteries, ten funeral establishments and four crematories (the “Clearstone Assets”) for a net cash purchase price of $6.2 million, subject to certain adjustments (the “Clearstone Sale”). We anticipate that this transaction will close in the first half of 2021.

During 2020, we redeemed an aggregate $60.0 million of principal of our 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024 (the “Senior Secured Notes”), primarily using the net proceeds from the divestitures discussed above. Per the indenture dated June 27, 2019 by and among the Partnership, CFS of West Virginia, certain direct and indirect subsidiaries of the Company, the initial purchasers party thereto and Wilmington Trust, National Association, as trustee and as collateral agent (as amended from time to time, the “Indenture”), we anticipate using 80% of the net proceeds from the Clearstone Sale to redeem additional portions of the outstanding Senior Secured Notes.

The Clearstone Agreement to sell the Clearstone Assets, together with the other divestitures completed in 2020 described above, represents a strategic exit from the West Coast. Therefore, the results of operations of the Clearstone Assets, and of the businesses sold in 2020 for the period before their respective sales, have been presented as discontinued operations on the accompanying consolidated statements of operations for the year ended December 31, 2020, and the prior period has been reclassified. Additionally, all of the assets and liabilities associated with the Clearstone Assets have been classified as held for sale on the accompanying consolidated balance sheet at December 31, 2020, and the prior period has been reclassified. The assets and liabilities of the businesses sold in 2020 have been presented as held for sale on the accompanying balance sheet at December 31, 2019.

Amendment to the Indenture and Capital Raise

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

The Issuers also agreed in the Supplemental Indenture to use their best efforts to cause us to effectuate a rights offering on the terms described below as promptly as practicable with an expiration date no later than July 24, 2020 and to receive proceeds of not less than $8.2 million therefrom (in addition to the $8.8 million capital raise described below).

Concurrently with the execution of the Supplemental Indenture, we entered into a letter agreement (the “Axar Commitment”) with Axar Capital Management L.P. (“Axar”) pursuant to which Axar committed to (a) purchase shares of our Series A Preferred Stock with an aggregate purchase price of $8.8 million on April 3, 2020, (b) exercise its basic rights in the rights offering by tendering the shares of Series A Preferred Stock so purchased for shares of Common Stock and (c) purchasing any shares offered in the rights offering for which other stockholders do not exercise their rights, up to a maximum of an additional $8.2 million of such shares. We did not pay Axar any commitment, backstop or other fees in connection with the Axar Commitment.

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

Under the terms of the Supplemental Indenture and the Axar Commitment, we agreed to undertake an offering to holders of our Common Stock of transferable rights to purchase their pro rata share of shares of Common Stock with an aggregate exercise price of at least $17.0 million at a price of $0.73 per share. The rights offering period, during which the rights were to have been transferable, was to have been no less than 20 calendar days and no more than 45 calendar days. We agreed to use our best efforts to complete the rights offering with an expiration date no later than July 24, 2020.

On May 27, 2020, we entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Axar, the accounts managed by Axar set forth on Schedule B thereto and one or more accounts managed by Axar to be designated by it (collectively, the “Purchasers”) pursuant to which we agreed to sell an aggregate of 23,287,672 shares of our Common Stock, par value $0.01 per share to the Purchasers at a price of $0.73 per share, an aggregate of $17.0 million. Because our common stock had been trading at a price less than the $0.73 subscription price for the rights offering described above and that under similar circumstances our previous rights offering received only 10% participation, our Board of Directors determined and Axar agreed in the Common Stock Purchase Agreement to amend the Axar Commitment to provide for a direct purchase of the 23,287,672 shares of common stock and avoid the expense of proceeding with the rights offering while obtaining the same per share and aggregate purchase price contemplated by the Axar Commitment.

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

Strategic Partnership Agreement

On April 2, 2020, we entered into two multi-year Master Services Agreements (the “MSAs”) with Moon Landscaping, Inc. and its affiliate, Rickert Landscaping, Inc. (collectively “Moon”). Under the terms of the MSAs, Moon provides all grounds and maintenance services at most of the funeral homes, cemeteries and other properties we own or manage including, but not limited to, landscaping, openings and closings, burials, installations, routine maintenance and janitorial services. Moon hired all of our grounds and maintenance employees at the serviced locations and performs all functions that were handled by those employees.

We agreed to pay a total of approximately $241.0 million over the term of the contracts, which run through December 31, 2024, based upon an initial annual cost of approximately $49.0 million and annual increases of 2%. The first year costs were prorated based upon exact implementation and roll-out schedule for each location. As part of the MSAs, we subleased to Moon the landscaping and maintenance equipment that we lease and to lease the landscaping and maintenance equipment to Moon that we own for the duration of the agreements. We agreed to transfer title to any such equipment we own at the end of the term to Moon, in each case without any additional payment by Moon. As of December 31, 2020, the net book value of the equipment we lease to Moon was approximately $4.6 million.

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

Axar Proposal

On May 27, 2020, we announced that we had received an unsolicited proposal letter (the “Proposal”), dated May 24, 2020, from Axar proposing to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates for $0.67 per share in cash, subject to certain conditions. On May 26, 2020, our Board of Directors formed a special committee (the “Special Committee”) consisting of independent directors to consider and evaluate the transaction contemplated by the Proposal. The Special Committee retained independent legal and financial advisors to assist in its review and evaluation of the proposed transaction and had been authorized by the Board to reject the proposed transaction or to recommend that the Board of Directors approve the terms of the proposed transaction. On June 16, 2020, we announced that the Special Committee sent a letter to Axar informing it that, after reviewing the Proposal, it had rejected the price proposed by Axar as inadequate.

On July 31, 2020, we announced that the Special Committee had received an amended proposal (the “Amended Proposal”) from Axar proposing to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates for $0.80 per share in cash, subject to certain conditions. The key terms of the Amended Proposal were set forth in a letter dated July 28, 2020. On September 8, 2020, we announced that Axar, after determining that it would not be able to reach an agreement with the Special Committee on terms that would be satisfactory to Axar, had withdrawn its proposal to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates. Axar currently owns approximately 70.5% of the Company’s outstanding common stock.

NYSE Delisting Notification

On April 14, 2020, we received notice from the New York Stock Exchange (the “NYSE”) stating that upon its review of our financial condition, the NYSE had concluded that we were not in compliance with the NYSE’s continued listing requirements (the “NYSE Notification”), since as of April 13, 2020, the 30-trading day average closing price of our Common Stock had fallen below $1.00 per share over a consecutive 30 trading-day period, which is the minimum average share price for continued listing on the NYSE under Rule 802.01C of the NYSE Listed Company Manual (the “NYSE Listed Manual”). As of April 13, 2020, our 30 trading-day average closing share price of its security was $0.97.

We had a period of six months following the receipt of the NYSE Notification to regain compliance with the minimum share price requirement, which was tolled from April 21, 2020 through June 30, 2020. In order to regain compliance, on the last trading day of any calendar month during the cure period or at the end of the cure period, the Common Stock was required to have (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month or the end of the cure period. As required, we notified the NYSE, within 10 business days of receipt of the NYSE Notification, of its intent to cure this deficiency in order to avoid immediate suspension and delisting procedures. On December 23, 2020, we received notification from the NYSE that we had regained compliance with the minimum share price requirement. We also remain in compliance with all other NYSE continued listing standard rules.

Recapitalization Transactions in 2019

On June 27, 2019, we closed a $447.5 million recapitalization transaction, consisting of (i) the sale of an aggregate of 52,083,333 of the Partnership’s Series A Convertible Preferred Units representing limited partner interests in the Partnership at a purchase price of $1.1040 per Preferred Unit, reflecting an 8% discount to the liquidation preference of each Preferred Unit, for an aggregate purchase price of $57.5 million (the “Preferred Offering”) and (ii) a concurrent private placement of $385.0 million of Senior Secured Notes to certain financial institutions (collectively with the Preferred Offering, the “Recapitalization Transactions”). The net proceeds of the Recapitalization Transactions were used to fully repay our then-outstanding senior notes due in June 2021 and retire the revolving credit facility due in May 2020, as well as for associated transaction expenses, cash collateralization of existing letters of credit and other needs under the former credit facility, with the balance available for general corporate purposes.

Products and Service Offerings

We are currently one of the largest owners and operators of cemeteries and funeral homes in the U.S. As of December 31, 2020, we operated 313 cemeteries in 26 states and Puerto Rico. We own 283 of these cemeteries and we manage or operate the remaining 30 under lease, management or operating agreements with the nonprofit cemetery companies that own the cemeteries. As of December 31, 2020, we also owned, operated or managed 80 funeral homes, including 37 located on the grounds of cemetery properties that we own, in 16 states and Puerto Rico.

The cemetery products and services that we sell include the following:

Interment Rights	Merchandise	Services
burial lots	burial vaults	installation of burial vaults
lawn crypts	caskets	installation of caskets
mausoleum crypts	grave markers and grave marker bases	installation of other cemetery merchandise
cremation niches	memorials	other service items
perpetual care rights

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. In 2020, we performed 53,309 burials and sold 26,735 interment rights (net of cancellations), excluding divested locations. Based on our sales of interment spaces in 2020, our cemeteries have an aggregate average remaining sales life of 272 years.

Our cemetery properties are located in Alabama, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, Virginia, Washington, West Virginia and Wisconsin. Our cemetery operations accounted for approximately 85% and 84% of our revenues in 2020 and 2019, respectively.

The funeral home products and services that we sell include the following:

Merchandise	Services
caskets and related items	family consultation
removal and preparation of remains
insurance products
use of funeral home facilities for visitation and prayer services

Our funeral homes are located in Alabama, Florida, Illinois, Indiana, Kansas, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Virginia and West Virginia. Our funeral home operations accounted for approximately 15% and 16% of our consolidated revenues in 2020 and 2019, respectively.

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

Cemetery Operations

As of December 31, 2020, we operated 313 cemeteries. Our Cemetery Operations include sales of cemetery interment rights, merchandise and services and the performance of cemetery maintenance and other services. An interment right entitles a customer to a burial space in one of our cemeteries and the perpetual care of that burial space. Burial spaces, or lots, are parcels of property that hold interred human remains. A burial vault is a rectangular container, usually made of concrete but can also be made of steel or plastic, which sits in the burial lot and in which the casket is placed. The top of the burial vault is buried approximately 18 to 24 inches below the surface of the ground, and the casket is placed inside the vault. Burial vaults prevent ground settling that may create uneven ground surfaces. Ground settling typically results in higher maintenance costs and potential exposure for accidents on the property. Lawn crypts are a series of closely spaced burial lots with preinstalled vaults and may include other improvements, such as landscaping, sprinkler systems and drainage. A mausoleum crypt is an above ground structure that may be designed for a particular customer, which we refer to as a private mausoleum or it may be a larger building that serves multiple customers, which we refer to as a community mausoleum. Cremation niches are spaces in which the ashes remaining after cremation are stored. Cremation niches are often part of community mausoleums; although we sell a variety of cremation niches to accommodate our customers’ preferences.

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

Funeral Home Operations

As of December 31, 2020, we owned, operated or managed 80 funeral homes, 37 of which are located on the grounds of cemetery properties that we own. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, final expense insurance products, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and performance of funeral services and transportation services. Funeral Home Operations primarily generate revenues from at-need sales.

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

Sales Contracts

Pre-need products and services are typically sold on an installment basis. At-need products and services are generally required to be paid for in full in cash by the customer at the time of sale. As a result of our pre-need sales, the backlog of unfulfilled pre-need performance obligations recorded in deferred revenues was $949.2 million and $900.0 million at December 31, 2020 and 2019, respectively, excluding amounts classified as held for sale.

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

Human Capital

As of December 31, 2020, we employed 1,476 full-time, 175 part-time and 5 seasonal employees. 22 of these full-time employees are represented by unions in New Jersey and are subject to collective bargaining agreements that have expiration dates ranging up to September 2024. We believe that our relationship with our employees is generally favorable.

We recognize that our success depends upon the services and capabilities of our executive officers. Our current CEO has been in place since July 2018 and our current CFO has been in place since September 2019, following several years of frequent changes in these positions. Our compensation programs are designed to attract, motivate and retain high quality executive officers who will advance our overall business strategies and goals to create and return value to our stockholders. Our compensation programs include short-term elements, such as annual base salaries and cash bonuses, as well as longer term elements such as equity based awards. We have designed our compensation programs to align the interests of our management and our stockholders.

Our ability to attract and retain a qualified sales force and other personnel is also an important factor in achieving future success. Buying cemetery and funeral home products and services, especially at-need products and services, is very emotional for most customers, so our sales force must be particularly sensitive to our customers’ needs.

As of December 31, 2020, we employed 375 full-time commissioned salespeople, 51 sales trainees, six part-time commissioned salespeople, 78 salaried sales managers, 20 commission-only sales managers, 37 outside sales counselors and two full-time sales support employees. We had two divisional sales vice presidents who report directly to our two divisional presidents. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery sales manager. Our compensation programs for sales staff are comprised of various plans designed to motivate through a variety of compensation components including base wages, commissions, bonuses and overrides. Depending on sales role, sales personnel are either incentivized to achieve or exceed budget while others are paid based on sales made. Performance is evaluated according to location budget or individual quotas.

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

Marketing

We generate sales leads through various methods including digital marketing, direct mail, websites, funeral follow-up and sales force cold calling, with the assistance of database mining and other marketing resources. Our marketing department provides sophisticated marketing techniques to focus more effectively on our lead generation and to direct sales efforts. Sales leads are referred to the sales force to schedule an appointment, either at the customer’s home or at the cemetery location. In addition, our marketing and sales team quickly responded to the sales challenges presented by the COVID-19 Pandemic by implementing virtual meeting options using a variety of web-based tools to ensure that we can continue to connect with and meet our customers’ needs in a safe, effective and productive manner. Some of our locations are providing live video streaming of their funeral and burial services to customers or providing other alternatives that respect social distancing, so that family and friends can connect during their time of grief.

Competition

Our cemeteries and funeral homes generally serve customers that live within a 10 to 15-mile radius of a property’s location. We face competition from other cemeteries and funeral homes located within this localized area. Most of these cemeteries and funeral homes are independently owned and operated, and most of these owners and operators are smaller than we are and have fewer resources than we do. We have historically faced limited competition from the two larger publicly held death care companies that have U.S. operations — Service Corporation International and Carriage Services, Inc. — as they do not directly operate cemeteries in the same local geographic areas in which we operate. Furthermore, these companies have historically generated the majority of their revenues from funeral home operations. Based on the relative levels of cemetery and funeral home operations of these publicly traded death care companies, which are disclosed in their filings with the Securities and Exchange Commission (the “SEC”), we believe that we are the only publicly held death care company that focuses a majority of its efforts on Cemetery Operations.

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

REGULATION

Our funeral operations are regulated by the Federal Trade Commission (the “FTC”) under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral industry promulgated thereunder referred to as the “Funeral Rule.” The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized price information and various other disclosures about funeral merchandise and services and prohibit a funeral provider from: (i) misrepresenting legal, crematory and cemetery requirements; (ii) embalming for a fee without permission; (iii) requiring the purchase of a casket for direct cremation; (iv) requiring consumers to buy certain funeral merchandise or services as a condition for furnishing other funeral merchandise or services; (v) misrepresenting state and local requirements for an outer burial container; and (vi) representing that funeral merchandise and services have preservative and protective value. Additionally, the Funeral Rule requires the disclosure of mark-ups, commissions, additional charges and rebates related to cash advance items. Our operations are also subject to regulation, supervision and licensing under numerous federal, state and local laws and regulations, including those that impose trusting requirements

Our operations are subject to federal, regional, state and local laws and regulations related to environmental protection, such as the federal Clean Air Act, Clean Water Act, Emergency Planning and Community Right-to-Know Act and Comprehensive Environmental Response (“EPCRA”), Compensation, and Liability Act, that impose legal requirements governing air emissions, waste management and disposal and wastewater discharges.

We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes. OSHA’s regulatory requirement, known as the Hazard Communication Standard, and similar state statutes require us to provide information and training to our employees about hazardous materials used or maintained for our operations. We may also be subject to Tier 1 or Tier 2 Emergency and Hazardous Chemical Inventory reporting requirements under the EPCRA, depending on the amount of hazardous materials maintained on-site at a particular facility. We are also subject to the federal Americans with Disabilities Act and similar laws, which, among other things, may require that we modify our facilities to comply with minimum accessibility requirements for disabled persons.

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

As of December 31, 2020, we had $345.2 million of total debt (not including original issue discounts, debt issuance costs, and capital lease obligations), consisting of $344.8 million of the Senior Secured Notes and $0.4 million of financed vehicles and insurance. Our indebtedness requires significant interest and principal payments. Since January 1, 2020, we have redeemed an aggregate of $60.0 million of principal on the Senior Secured Notes with net proceeds from divestitures, and we anticipate using 80% of the net proceeds from the Clearstone Sale to redeem additional portions of the outstanding Senior Secured Notes. Under the Indenture, we are obligated to pay a 2.0% premium for future redemptions of the principal of the Senior Secured Notes with divestiture proceeds. We have the right to pay quarterly interest at a fixed rate of 7.50% per annum in cash plus a fixed rate of 4.00% per annum payable in kind through January 30, 2022. The Senior Secured Notes will require cash interest payments at 9.875% for all interest periods after January 30, 2022.

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

Our ability to comply with the covenants and restrictions contained in the Indenture may be affected by events beyond our control, including prevailing economic, financial and industry conditions and global health concerns. As a result of changes in market or other economic conditions, our ability to comply with these covenants may be impaired. For example, we entered into the Supplemental Indenture in April 2020 primarily to gain greater flexibility under certain of the financial covenants contained in the Indenture.

If we violate any of the restrictions, covenants, ratios or tests in the Indenture, or fail to pay amounts thereunder when due, the trustee or the holders of at least 25% of the outstanding principal amount of our Senior Secured Notes will be able to accelerate the maturity of all amounts due under the Senior Secured Notes and demand repayment of amounts outstanding. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and the failure to make such payments would have a material adverse effect on our business operations and our financial results. Additionally, any subsequent replacement of our debt obligations or any new indebtedness could have similar or greater restrictions.

OTHER FINANCIAL RISKS

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

We have incurred net losses for several years and had negative cash flows from operations for the year ended December 31, 2019 and an accumulated deficit as of December 31, 2020, primarily due to greater than expected costs to integrate prior acquired businesses, increased expenses due to the C-Corporation Conversion and increases in professional fees and compliance costs. To the extent that we continue to have negative operating cash flow in future periods, we may not have sufficient liquidity and we may not be able to successfully implement our turnaround strategy. We cannot predict if or when we will operate profitably or if we will be able to continue to generate positive cash flows.

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

As discussed in Part II, Item 9A. Controls and Procedures of this Annual Report, our remediation efforts to address the material weaknesses in internal control over financial reporting and ineffective disclosure controls and procedures are ongoing and had been delayed primarily due to management turnover and the impact of COVID-19. We currently expect the remediation of the identified material weaknesses to be completed during 2021. If our planned remediation actions are not successfully implemented or we encounter other difficulties, we might incur significant unexpected expenses in order to perform the Section 404 evaluation and our ability to file timely with the SEC may be adversely impacted. In addition, if our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls occur in the future, we could be required to further restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses or deficiencies, harm our reputation or otherwise cause a decline in investor confidence.

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

Where permitted, we have entered into and may continue to enter into bonding arrangements with insurance companies, whereby pre-need performance obligations otherwise required to be trusted may be insured through a process called bonding. In the event that we are unable to deliver on bonded pre-need contract sales at the time of need, the insurance company will provide cash sufficient to deliver goods for the respective pre-need sale item. On an ongoing basis, we must negotiate acceptable terms of these various bonding arrangements, and the insurance companies have required us to provide cash collateral from time to time under certain circumstances. To the extent we are unable to negotiate acceptable terms for such arrangements and thus are no longer able to maintain existing bonds, we would need to deposit the corresponding amounts in the merchandise trusts. We may be required to provide additional cash collateral from time to time under certain circumstances. Any of these actions would have an adverse impact on our liquidity.

Our ability to use our Net Operating Losses and other tax assets is uncertain.

As of December 31, 2020, we had net operating loss (“NOL”) carryforwards of approximately $413.0 million for U.S. federal income tax purposes and substantially similar tax assets at the federal and state levels. Along with other previous transfers of our interests, we believe the Recapitalization Transactions caused a “change of control” for income tax purposes, which may significantly limit our ability to use NOLs and certain other tax assets to offset future taxable income, possibly reducing the amount of cash available to us to satisfy our obligations. The “change of control” rules limit the annual net operating loss deduction in a given year to an amount based on the value of the Company on the change date multiplied by the federal tax exempt bond rate. This makes it more likely for the Company to pay some amount of income tax in the years it has positive taxable income. This limitation also makes it more likely for NOL carryovers to expire unutilized.

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

In addition to an annual review, we assess the impairment of our intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value and therefore not fully recoverable. Recoverability of these assets is measured by a comparison of the carrying amount of the assets to the future net cash flow, undiscounted and without interest, expected to be generated by the assets. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant under-performance relative to historical or projected future operating results, and significant negative industry or economic trends. In 2019, we determined that the continued decline of our sales during 2019 was a triggering event that warranted an impairment assessment of our definite-lived and long-lived intangible assets. Based on the results of our interim goodwill impairment assessment for the third quarter of 2019, we concluded our goodwill was fully impaired as of September 30, 2019, and recorded a loss on goodwill impairment of $24.9 million in the consolidated statement of operations for the year ended December 31, 2019. Based on the results of our impairment tests of our long-lived assets throughout 2020, we concluded that none of our long-lived assets were impaired.

OPERATIONAL RISKS

Cemetery burial practice claims could have a material adverse impact on our financial results, and unfavorable publicity resulting from claims, or otherwise, could affect our reputation and business.

Our cemetery practices have evolved and improved over time. Most of our cemeteries have been operating for decades and some have in the past used practices and procedures that are outdated in comparison to today’s standards. When cemetery disputes occur, we have in the past been, and may in the future be, subject to litigation and liability for improper burial practices, including:

•	burial practices of a different era that are judged today in hindsight as being outdated; and
•	alleged violations of our practices and procedures by one or more of our associates.

In addition, since we acquired most of our cemeteries from third parties, we have in the past been, and may in the future be, subject to litigation and liability based upon actions or events that occurred before we acquired or managed the cemeteries. Claims or litigation based upon our cemetery burial practices could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Broad-based business or economic disruptions caused by global health concerns, including the COVID-19 Pandemic, and other crises could adversely affect our business, financial condition, profitability or cash flows.

Global health concerns, such as the COVID-19 Pandemic, could result in social, economic and labor instability that adversely affect our employee and customer relationships, pre-need sales activity, the value of our trust investments and associated funding obligations, and in so doing adversely affect our business, financial condition, results of operations and cash flows. For example, governmental actions restricting public gatherings and interaction may result in our customers deferring making purchase decisions regarding pre-need arrangements or delay holding funeral services and may result in our inability to operate our cemeteries and funeral homes, which would have an adverse impact on our business, financial condition, results of operations and cash flows. Although our cemeteries and funeral homes have largely remained open and available to serve our families in all the locations in which we operate to the extent permitted by local authorities, with the exception of Puerto Rico, throughout the COVID-19 Pandemic, this may not continue. We have experienced limited location closures due to COVID-19 cases, required quarantines and cleanings. In addition, our pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. Having to adjust our policies and practices to respond to global health concerns could also result in increased operating expenses. For example, during the year ended December 31, 2020, we incurred costs of approximately $1.0 million related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. We continue to monitor this public health crisis and its impact on our employees, customers and vendors and the overall economic environment within the U.S. and worldwide, but we cannot presently predict the full scope and severity of the disruptions caused by the COVID-19 Pandemic on our business, financial condition, results of operations and cash flows.

We depend on one vendor to provide substantially all of our grounds and maintenance services.

We have outsourced all of the grounds and maintenance services at most of the funeral homes and cemeteries we own or manage to Moon. Because we are dependent on Moon to provide these services, disruptions in the supply of these services may be beyond our control. We cannot be certain of Moon’s financial viability. If Moon fails to meet its obligations or provides poor or inadequate service, our ability to serve our customers and to operate our business may be adversely affected.  Under such circumstances, there is no assurance that we will be able to make alternative arrangements in a timely manner without an adverse effect on our business, and we would likely incur additional costs in order to obtain replacement services, which could materially and adversely affect our business and financial results.

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

STRATEGIC RISKS

Our ability to execute our strategic plans depends on many factors, some of which are beyond our control.

Our strategic plans are focused on efforts to revitalize the business, grow our revenue and manage our operating and non-recurring operating expenses. Many of the factors that impact our ability to execute our strategic plans, such as the number of deaths and general economic conditions, are beyond our control. Changes in operating conditions, such as supply disruptions and labor disputes, could negatively impact our operations. If we are unable to leverage scale to drive cost savings, productivity improvements, pre-need production or anticipated earnings growth, or if we are unable to deploy capital to maximize stockholder value, our financial performance could be affected. If we are unable to identify acquisitions and/or divestitures as planned or to realize expected synergies and strategic benefits, our financial performance could also be affected. We cannot give assurance that we will be able to execute any or all of our strategic plans. Failure to execute any or all of our strategic plans could have a material adverse effect on our financial condition, results of operations, and cash flows. Refer to “General Trends and Outlook” of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our business strategies.

Failure to effectively identify and manage divestitures and acquisitions could have an adverse effect on our results of operations.

During 2020, we completed the Oakmont Sale, the Olivet Sale and the Remaining California Sale. We expect to close the Clearstone Sale in the first half of 2021. However, we may not be successful in identifying additional divestiture opportunities on terms acceptable to us and the gains or losses on the divestiture of, or lost operating income from, such assets may affect our earnings.

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

RISKS RELATED TO TRUST FUNDS

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

These trust assets are managed by a trustee, which is advised by Cornerstone, our registered investment adviser subsidiary, all under the oversight of the Trust and Compliance Committee of our Board. Cornerstone has engaged two outside sub-advisers to assist Cornerstone in providing investment recommendations with respect to certain trust assets, and on February 1, 2021 engaged Axar as an additional sub-advisor to provide certain services with respect to the trust assets. There is no guarantee that the trustee will achieve its objectives and deliver adequate returns, and the trustee’s investment choices may result in losses. In addition our returns on these investments are affected by financial market conditions that are beyond our control. If the investments in our trust funds experience significant declines, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise. Pursuant to state law, we may be required to cover any such shortfall in merchandise trusts with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations or cash flows. A substantial portion of our revenue is generated from investment returns that we realize from merchandise and perpetual care trusts. Unstable economic conditions have, at times, caused us to experience declines in the fair value of the assets held in these trusts. Moreover future cash flows could be negatively impacted if we are forced to liquidate any such investments that are in an impaired position.

If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would be required to record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts.

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

In certain states, we have withdrawn allowable distributable earnings from our merchandise trusts, including gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of realized losses or market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2020, we had unrealized losses of approximately $1.3 million in the various trusts within these states, of which $1.1 million were in merchandise trust accounts and $0.2 million were in perpetual care trust accounts. To date, we have not been required to make such deposits; however one state has restricted us from withdrawing otherwise distributable earnings from the perpetual care trust until the accounts recover from losses.

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

COMPETITIVE AND MARKET RISKS IN THE DEATHCARE INDUSTRY

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

We and other deathcare companies that focus on traditional methods of interment face competition from the increasing number of cremations in the U.S. Industry studies1 indicate that the percentage of cremations has steadily increased. In 2019, the U.S. cremation rate was 54.6%, with an annual growth rate per year over 2014 to 2019 of 1.52%. This percentage is expected to increase to 59% by 2023. Because the products and services associated with cremations, such as niches and urns, produce lower revenues than the products and services associated with traditional interments, a continuing trend toward cremation may reduce our revenues. For the years ended December 31, 2020 and 2019, sales related to cremations represented approximately 7% of our consolidated revenues.

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

Our operations are subject to regulation, supervision and licensing under numerous federal, state and local laws, ordinances and regulations, including extensive regulations concerning trusts/escrows, pre-need sales, cemetery ownership, funeral home ownership, marketing practices, crematories, environmental matters and various other aspects of our business. For example, the funeral industry is regulated at the federal level by the FTC, which requires funeral service locations to take actions designed to protect consumers. Our facilities are also subject to stringent health, safety, and environmental regulations. Our pay practices, including wage and hour overtime pay, are also subject to federal and state regulations. Violations of applicable laws could result in fines or sanctions against us. We may experience significant increases in costs as a result of business regulations and laws, which are beyond our control, including increases in the cost of health care. Although we seek to control increases in these costs, continued upward pressure on costs could reduce the profitability of our business.

[1]	Industry statistics were compiled by the Cremation Association of North America.

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

RISKS RELATED TO OUR COMMON STOCK

Axar holds a majority of the voting power of our common stock.

Axar beneficially owns approximately 70.5% of our outstanding common stock and as a result, has the ability, subject to certain restrictions in a voting agreement, to elect all of the members of our Board of Directors other than one director whose nomination and election is the subject of that voting agreement. In addition, subject to certain restrictions in that voting agreement, it will be able to determine the outcome of all other matters requiring stockholder approval, including certain mergers and other material transactions, and will be able to cause or prevent a change in the composition of our Board of Directors or a change in control of our Company that could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company. So long as Axar continues to own a significant amount of our outstanding shares, even if such amount is less than 50%, it will continue to be able to strongly influence all matters requiring stockholder approval, regardless of whether or not other stockholders believe that the transaction is in their own best interests. Axar’s ownership interest also makes us a “controlled company” within the meaning of the New York Stock Exchange (the “NYSE”) listing standards. Our Corporate Governance Guidelines, consistent with the listing standards applicable to companies that are not controlled companies, require that a majority of our directors and all of the members of our Compensation, Nominating and Governance Committee be independent within the meaning of those standards. However, we can amend our Corporate Governance Guidelines in our Board’s discretion, and as a controlled company, we are not subject to the requirement that a majority of our directors and all of the members of our Compensation, Nominating and Governance Committee be independent.

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

The Indenture prohibits us from incurring additional debt, including to fund working capital and capital expenditures, subject to very limited exceptions. This prohibition may require us to issue additional equity securities in order to provide us with sufficient cash to fund our working capital, liquidity and capital expenditure needs. There can be no assurance as to the price and terms on which such equity securities may be issued, and our stockholders’ equity interest in us may be materially diluted. For example, on June 19, 2020, we sold an aggregate of 23,287,672 shares of our Common Stock, par value $0.01 per share to accounts managed by Axar at a price of $0.73 per share, an aggregate of $17.0 million. There can be no assurances that we will be able to issue additional equity on any terms, in which case we may not have sufficient cash to fund our working capital, liquidity and capital expenditure needs and we may be unable to comply with one or more of the financial maintenance covenants in the Indenture.

GENERAL RISKS

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

CEMETERIES AND FUNERAL HOMES

The following table summarizes the distribution of our cemetery and funeral home properties by state as of December 31, 2020 as well as the average estimated remaining sales life in years for our cemeteries based upon the number of interment spaces sold during the most recent three years:

	Cemeteries	Funeral Homes	Cemetery Net Acres	Average Estimated Net Sales Life in Years	Number of Interment Spaces Sold in 2020
Alabama	9	6	305	201	1,048
California	—	—	—	—	558
Colorado	2	—	12	483	23
Delaware	1	—	12	299	9
Florida	9	25	278	107	799
Georgia	7	—	135	147	601
Illinois	11	2	438	62	1,044
Indiana	11	5	1,013	264	1,012
Iowa	1	—	89	686	69
Kansas	3	2	84	175	231
Kentucky	2	—	59	139	157
Maryland	10	1	716	226	1,043
Michigan	13	—	818	378	841
Mississippi	2	1	44	369	35
Missouri	6	3	277	292	457
New Jersey	6	—	341	86	861
North Carolina	19	2	619	212	1,505
Ohio	13	2	627	387	922
Oregon	7	10	162	273	382
Pennsylvania	68	8	5,319	380	5,480
Puerto Rico	7	4	209	85	600
Rhode Island	2	—	70	225	20
South Carolina	8	1	395	377	256
Tennessee	11	4	657	188	1,372
Virginia	34	2	1,183	280	2,008
Washington	2	—	14	32	66
West Virginia	33	2	1,404	684	876
Wisconsin	16	—	533	214	634
Total	313	80	15,813	272	22,909

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces as of December 31, 2020 by the average number of interment spaces sold at that cemetery in the three most recent fiscal years. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2020. We defined interment spaces sold in the three most recent fiscal years as:

•	the number of burial lots sold, net of cancellations, over such period;
•	the number of spaces sold over such period in existing mausoleum crypts, net of cancellations; and
•	the number of spaces sold over such period in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of two interment spaces since a double-depth burial lot includes two interment rights. For the same reason we count an unsold double-depth burial lot as two unsold interment spaces. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated the average estimated remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the average number of interment spaces sold in the last three fiscal years, we estimate that our cemeteries have an aggregate average remaining sales life of 272 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2020, grouped by estimated remaining sales life:

	0 - 25 years	26 - 49 years	50 - 100 years	101 - 150 years	151 - 200 years	Over 200 years
Alabama	—	—	1	3	3	2
Colorado	—	—	—	1	—	1
Delaware	—	—	—	—	—	1
Florida	1	1	2	3	1	1
Georgia	—	1	2	—	1	3
Illinois	1	3	1	1	1	4
Indiana	—	—	—	2	3	6
Iowa	—	—	—	—	—	1
Kansas	—	1	—	—	1	1
Kentucky	—	1	—	—	—	1
Maryland	2	—	—	2	1	5
Michigan	—	—	1	1	1	10
Mississippi	—	—	—	—	—	2
Missouri	—	—	1	1	1	3
New Jersey	2	—	2	1	1	—
North Carolina	—	3	—	3	—	13
Ohio	—	—	1	1	1	10
Oregon	—	—	1	1	—	5
Pennsylvania	9	1	6	5	1	46
Puerto Rico	—	1	3	2	1	—
Rhode Island	—	—	1	—	—	1
South Carolina	—	—	2	1	—	5
Tennessee	—	1	—	3	—	7
Virginia	4	—	1	4	2	23
Washington	—	—	2	—	—	—
West Virginia	5	—	2	1	4	21
Wisconsin	1	—	1	1	2	11
Total	25	13	30	37	25	183

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

OTHER

In November 2020, we terminated the lease of 57,000 square feet for our corporate office in Trevose, PA. Simultaneously, we executed a new lease of approximately 16,000 square feet for our corporate office in Bensalem PA, with a new landlord for an eight year term commencing April 1, 2021. In the interim, the new landlord provided a temporary office space at the same location of approximately 5,500 square feet to use during the buildout of the new office space.

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

MARKET INFORMATION

Our common stock is listed on the NYSE under the symbol “STON”.

HOLDERS

As of March 19, 2021, there were approximately 23 holders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

EQUITY COMPENSATION PLAN

For equity compensation plan information, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report.

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

BUSINESS OVERVIEW

We are one of the leading providers of funeral and cemetery products and services in the death care industry in the United States (“U.S.”). As of December 31, 2020, we operated 313 cemeteries in 26 states and Puerto Rico, of which 283 were owned and 30 were operated under leases, operating agreements or management agreements. We also owned, operated or managed 80 funeral homes in 16 states and Puerto Rico. On December 31, 2019, we consummated the C-Corporation Conversion for the purpose of transitioning the Partnership and its affiliates from a master limited partnership structure to a corporate form. See Part II. Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1 General of this Annual Report for further information related to the C-Corporation Conversion.

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

RECENT EVENTS

The following are key events and transactions that have occurred since January 1, 2020 that were material to us and/or facilitate an understanding of our consolidated financial statements contained in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report:

•

COVID-19 Pandemic. See the following section “General Trends and Outlook” of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion on the impact we have seen on our business as a result of the COVID-19 Pandemic.

•

Divestitures and Debt Redemptions. On January 3, 2020, we consummated the Oakmont Sale for an aggregate cash purchase price of $33.0 million. On April 7, 2020, we completed the Olivet Sale for an aggregate cash purchase price of $25.0 million, subject to certain adjustments, and the assumption of certain liabilities, including $17.1 million in land purchase obligations. On November 3, 2020, we completed the Remaining California Sale for a cash purchase price of $7.1 million, subject to certain closing adjustments. In addition, on November 6, 2020, we entered into the Clearstone Agreement with Clearstone Memorial Partners, LLC to sell substantially all of our assets in Oregon and Washington, consisting of nine cemeteries, ten funeral establishments and four crematories for a net cash purchase price of $6.2 million, subject to certain adjustments. We anticipate that this transaction will close in the first half of 2021. During 2020, we redeemed an aggregate $60.0 million of principal of Senior Secured Notes, primarily using the net proceeds from the divestitures discussed above. Additionally, per the Indenture, we anticipate using 80% of the net proceeds from the Clearstone Sale to redeem additional portions of the outstanding Senior Secured Notes.

The Clearstone Agreement to sell the Clearstone Assets, together with the other divestitures completed in 2020 described above, represents a strategic exit from the West Coast. Therefore, the results of operations of the Clearstone Assets, and of the businesses sold in 2020 for the period before their respective sales, have been presented as discontinued operations on the accompanying consolidated statements of operations for the year ended December 31, 2020, and the prior period has been reclassified. Additionally, all of the assets and liabilities associated with the Clearstone Assets have been classified as held for sale on the accompanying consolidated balance sheet at December 31, 2020, and the prior period has been reclassified. The assets and liabilities of the businesses sold in 2020 have been presented as held for sale on the accompanying balance sheet at December 31, 2019.

•

Amendment to Indenture and Capital Raise. On April 1, 2020, the Partnership, CFS West Virginia and Wilmington Trust, National Association, as trustee, entered into the Supplemental Indenture. Pursuant to the terms of the Supplemental Indenture, several financial covenants were amended. Concurrently with the execution of the Supplemental Indenture, we entered the Axar Commitment pursuant to which Axar committed to (a) purchase shares of our Series A Preferred Stock with an aggregate purchase price of $8.8 million on April 3, 2020, (b) exercise its basic rights in the rights offering by tendering the shares of Series A Preferred Stock so purchased for shares of Common Stock and (c) purchase any shares offered in the rights offering for which other stockholders do not exercise their rights, up to a maximum of an additional $8.2 million of such shares. We did not pay Axar any commitment, backstop or other fees in connection with the Axar Commitment. As contemplated by the Axar Commitment, on April 3, 2020, we sold an aggregate of 176 shares of our Series A Preferred Stock to the 2020 Purchasers for an aggregate purchase price of $8.8 million. Under the terms of the Supplemental Indenture and the Axar Commitment, we agreed to undertake an offering to holders of our Common Stock of transferable rights to purchase their pro rata share of shares of Common Stock with an aggregate exercise price of at least $17.0 million at a price of $0.73 per share.

On May 27, 2020, we entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Axar, the accounts managed by Axar set forth on Schedule B thereto and one or more accounts managed by Axar to be designated by it (collectively, the “Purchasers”) pursuant to which we agreed to sell an aggregate of 23,287,672 shares of our Common Stock, par value $0.01 per share to the Purchasers at a price of $0.73 per share, an aggregate of $17.0 million. Because our common stock had been trading at a price less than the $0.73 subscription price for the rights offering described above and that under similar circumstances our previous rights offering received only 10% participation, our Board of Directors determined and Axar agreed in the Common Stock Purchase Agreement to amend the Axar Commitment to provide for a direct purchase of the 23,287,672 shares of common stock and avoid the expense of proceeding with the rights offering while obtaining the same per share and aggregate purchase price contemplated by the Axar Commitment.

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

•

Strategic Partnership Agreement. On April 2, 2020, we entered into two multi-year MSAs with Moon. Under the terms of the MSAs, Moon provides all grounds and maintenance services at most of the funeral homes, cemeteries and other properties we own or manage including, but not limited to, landscaping, openings and closings, burials, installations, routine maintenance and janitorial services. Moon hired all of our grounds and maintenance employees at the serviced locations upon transition and performs all functions handled by those employees.

We agreed to pay a total of approximately $241.0 million over the term of the contracts, which run through December 31, 2024, based upon an initial annual cost of approximately $49.0 million and annual increases of 2%. The first year costs were prorated based upon exact implementation and roll-out schedule for each location. As part of the MSAs, we subleased to Moon the landscaping and maintenance equipment that we lease and to lease the landscaping and maintenance equipment to Moon that we own for the duration of the agreements. We agreed to transfer title to any such equipment we own at the end of the term to Moon, in each case without any additional payment by Moon. As of December 31, 2020, the net book value of the equipment we lease to Moon was approximately $4.6 million.

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

•

Axar Proposal. On May 27, 2020, we announced that we received the Proposal, dated May 24, 2020, from Axar proposing to acquire all of our outstanding shares of common stock not owned by Axar or its affiliates for $0.67 per share in cash, subject to certain conditions. On May 26, 2020, our Board of Directors formed the Special Committee consisting of independent directors to consider and evaluate the transaction contemplated by the Proposal. The Special Committee retained independent legal and financial advisors to assist in its review and evaluation of the proposed transaction and had been authorized by the Board to reject the proposed transaction or to recommend that the Board of Directors approve the terms of the proposed transaction. On June 16, 2020, we announced that the Special Committee sent a letter to Axar informing it that, after reviewing the Proposal, it had rejected the price proposed by Axar as inadequate. On July 31, 2020, we announced that the Special Committee of the board of directors had received an Amended Proposal from Axar proposing to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates for $0.80 per share in cash, subject to certain conditions. On September 8, 2020, we announced that Axar, after determining that it would not be able to reach an agreement with the Special Committee on terms that would be satisfactory to Axar, had withdrawn its proposal to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates. Axar currently owns approximately 70.5% of our outstanding common stock.

•

NYSE Delisting Notification.  On April 14, 2020, we received notice from the NYSE stating that we were not in compliance with the NYSE’s continued listing requirements because the 30-trading day average closing price of our Common Stock had fallen below $1.00 per share over a consecutive 30 trading-day period, which is the minimum average share price for continued listing on the NYSE. On December 23, 2020, we received notification from the NYSE that we had regained compliance with the minimum share price requirement. We also remain in compliance with all other NYSE continued listing standard rules.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by key trends in the deathcare industry, based upon assumptions made by us and information currently available. Deathcare industry factors affecting our financial position and results of operations include, but are not limited to, death rates, the ongoing COVID-19 Pandemic, per capita disposable income, demographic trends in terms of number of adults aged 65 and older, cremation rates and trends and e-commerce sales. The number of deaths which is related to the age structure of the population, mortality rates, disease prevalence, natural disasters, sudden accidents, suicides and other causes drives industry revenue. With the aging of the U.S. population, the number of deaths is expected to increase over the next several years.

Number of births and deaths per year, United States

From 2020 onwards this chart shows the UN Population Division projections.

Our World in Data
4 million
3.5 million
3 million
2.5 million
2 million
1.5 million
1 million
500,000
0
2020
2022
2024
2026
2028
2029
Projected births
Projected deaths

Source: United Nations – Population Division (2019 Revision)

OurWorldInData.org/future-population-growth/ • CC BY

Cremations typically cost significantly less than traditional burial services and bring in significantly less revenue and profit for cemeteries and funeral homes. The rising demand for cremations due to cost considerations, increased mobility of the population, environmental reasons, religious considerations and changing consumer preferences present a potential threat to the cemetery services and funeral homes industries. According to the National Funeral Directors Association’s 2020 Cremation & Burial Report, in 2020, the projected burial rate is 37.5% (down 7.7% from 2015) and projected cremation rate is 56.0% (up 8.1% from 2015). Over that same time period, we have seen a shift from traditional burial services to cremations, with a 44.5% burial rate for funeral home calls in 2020 compared to 48.2% for 2015.

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

COVID-19 Pandemic

The COVID-19 Pandemic poses a significant threat to the health and economic wellbeing of our employees, customers and vendors. Our operations are deemed essential by the state and local governments in which we operate, with the exception of Puerto Rico, and we have been working with federal, state and local government officials to ensure that we continue to satisfy their requirements for offering our essential services.

Our top priority is the health and safety of our employees and the families we serve. Since the start of the outbreak in the U.S., our Company’s senior management team has taken actions to protect our employees and the families served, and to support our field locations as they adapt and adjust to the circumstances resulting from the COVID-19 Pandemic. The operation of all of our facilities is critically dependent on the employees who staff these locations. To ensure the wellbeing of our employees and their families, we provided all of our employees with detailed health and safety literature on COVID-19, such as the CDC’s industry-specific guidelines for working with the deceased who were or may have been infected with COVID-19. In addition, our procurement and safety teams have consistently secured and distributed supplies to ensure that our locations have appropriate personal protective equipment (“PPE”) and cleaning supplies to provide our essential services, as well as updated and developed new safety-oriented guidelines to support daily field operations. These guidelines include reducing the number of staff present for a service and restricting the size and number of attendees. We also implemented additional safety and precautionary measures as it concerns our businesses’ day-to-day interaction with the families and communities we serve. Our corporate office employees began working from home in March 2020 consistent with CDC guidance to reduce the risks of exposure to COVID-19 while still supporting our field operations. We have not experienced any significant disruptions to our business as a result of the work from home policies in our corporate office. We monitor the CDC guidance on a regular basis, continually review and update our processes and procedures and provide updates to our employees as needed to comply with regulatory guidelines.

Our marketing and sales team quickly responded to the sales challenges presented by the COVID-19 Pandemic by implementing virtual meeting options using a variety of web-based tools to ensure that we can continue to connect with and meet our customers’ needs in a safe, effective and productive manner. Some of our locations provide live video streaming of their funeral and burial services to our customers or providing other alternatives that respect social distancing, so that family and friends can connect during their time of grief.

Like most businesses world-wide, the COVID-19 Pandemic has impacted us financially. During the last two weeks of the first quarter and into beginning of the second quarter of 2020, we saw our pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. However, during the last two months of the second quarter and the second half of the year, we experienced at-need sales growth. While we expect that our pre-need sales could continue to be challenged during the continued COVID-19 Pandemic, we believe the implementation of our virtual meeting tools is one of several key steps to mitigate this disruption. Throughout this disruption our cemeteries and funeral homes have largely remained open and available to serve our families in all the locations in which we operate to the extent permitted by local authorities, with the exception of Puerto Rico, and we expect that this will continue. However, we have experienced limited location closures due to COVID-19 cases, required quarantines and cleanings. In addition, during the year ended December 31, 2020, we incurred costs of approximately $1.0 million related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic.

We expect the COVID-19 Pandemic could have an adverse effect on our future results of operations and cash flows, however we cannot presently predict, with certainty, the scope and severity of that impact. We may incur additional costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. In the event there are confirmed diagnoses of COVID-19 within a significant number of our facilities, we may incur additional costs related to the closing and subsequent cleaning of these facilities and the ability to adequately staff the impacted sites. In addition, our pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. As a result of the implications of COVID-19, we assessed long-lived assets for impairment and concluded no assets were impaired as of December 31, 2020.

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

Business Strategies

We believe that the implementation of the key strategic initiatives in our turnaround plan allowed us to succeed during the tumultuous environment associated with the COVID-19 Pandemic. The Recapitalization Transactions completed in 2019 provided the financial footing to execute upon these strategic initiatives, including:

•

Strategic Evaluation of Asset Base. We completed a thorough financial and operational review of all of our assets. The assets were stratified into three tiers of properties that allowed our management to focus on the top tier, which included our largest and most strategic properties, and define the appropriate steps forward for each location to deliver optimized results. The divestiture program that will result in the sale and exit of our West Coast operations in California, Oregon and Washington, was a direct result of this strategic review.

•

Decentralized Operating Structure. We implemented a decentralized operating model with general managers overseeing regionally clustered properties, leading to an increased focus and alignment of resources, which in turn created efficiencies and reduced friction across the platform. General Managers are accountable for full results of operations activity, including both sales and EBITDA targets, resulting in a unified goal for both sales and operations team members.

•

Sales Productivity and Profitable Sales Growth. We completed an extensive analysis of our sales productivity across our tenure bands to drive targeted training and increased sales. We revised the sales compensation program to align resources for our top sales members, which included the elimination of the lowest tier of sales performers, who carried significant fixed costs without the supporting sales volume. We developed and implemented a new regionally-based recruiting and on-boarding plan to increase retention and increase sales production among our lowest tenured sales members.

•

Significant Expense Reductions. Through a series of actions, we have significantly reduced both our corporate and field office expenditures. In our corporate office, we have executed on reductions in force that have reduced our corporate headcount by nearly 50% since the beginning of 2019. Through strategic hiring efforts, we have reduced our reliance upon expensive third-party professionals and consultants. Additionally, we integrated our new procurement software, reduced field headcount, outsourced maintenance, relocated and downsized our corporate headquarters and implemented new technology and expense saving measures.

Our future success will be supported by these key strategic initiatives. As we look ahead, there are new challenges and initiatives that will supplement this core and enhance our position going forward:

•

Refinancing. While the Recapitalization Transactions in 2019 provided the necessary financial foothold to execute on our turnaround strategies, we have begun the process of refinancing our Senior Secured Notes. We expect that any such refinancing will include a significant reduction in interest rates while providing a new source of capital and added financial flexibility, in order to execute on the growth and refinement strategies detailed below.

•	Strategic Growth. We expect our growth to be generated through both organic and inorganic growth initiatives.

o	Organic Growth Strategies. A key component of our long-term growth plan is same-store sales growth through the following:
▪

Strategic development of new product inventory, including cremation gardens and mausoleums, to generate new revenue opportunities, and target stagnant inventory for liquidation through pricing discounts and incentives;

▪	Review of pricing metrics within local communities to determine pricing opportunities to drive additional revenue, and decrease reliance on discounts to drive sales through enhanced training;
▪

Continued enhancement of training modules to deliver selling skills opportunities to sales managers and team members and empower sales managers and leaders to run business and encourage sales culture; and

▪	Focus on 4-Wall EBITDA growth through detailed analytics of pricing and expenses and incentives on higher margin merchandise and services.

o

Inorganic Growth Strategies. We are focused on expansion opportunities beyond our current portfolio of assets through the pursuit of accretive acquisitions within our new geographic footprint that will leverage our existing synergies.

•

Building a World Class Operator. We continue to develop and refine each of the foundation projects that standardized and modernized the Company during 2019 and 2020, leading to new, complementary projects that will further those goals.

RESULTS OF OPERATIONS

We have two distinct reportable segments, Cemetery Operations and Funeral Home Operations, which are supported by corporate costs and expenses.

Cemetery Operations

Overview

We are currently one of the largest owners and operators of cemeteries in the United States of America. As of December 31, 2020, we operated 313 cemeteries in 26 states and Puerto Rico. We own 283 of these cemeteries, and we manage or operate the remaining 30 under leases, operating agreements or management agreements. Revenues from our Cemetery Operations segment accounted for approximately 85% and 84% of our consolidated revenues during the years ended December 31, 2020 and 2019, respectively.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table presents operating results for our Cemetery Operations segment for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
			Variance
	2020	2019	$	%
Interments	$67,853	$57,010	$10,843	19%
Merchandise	60,600	59,938	662	1%
Services	65,701	62,676	3,025	5%
Interest income	7,763	7,608	155	2%
Investment and other	35,969	29,390	6,579	22%
Total revenues	237,886	216,622	21,264	10%
Cost of goods sold	40,119	37,088	3,031	8%
Cemetery expense	68,654	69,828	(1,174)	(2%)
Selling expense	49,668	53,710	(4,042)	(8%)
General and administrative expense	37,970	40,830	(2,860)	(7%)
Depreciation and amortization	6,474	7,122	(648)	(9%)
Total costs and expenses	202,885	208,578	(5,693)	(3%)
Segment operating profit	$35,001	$8,044	$26,957	335%

The following table presents supplemental operating data for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
			Variance
	2020	2019	#	%
SUPPLEMENTAL DATA:
Interments performed	53,309	49,462	3,847	8%
Net interment rights sold (1)
Lots	23,270	24,754	(1,484)	(6%)
Mausoleum crypts (including pre-construction)	1,667	1,479	188	13%
Niches	1,798	1,796	2	0%
Total net interment rights sold (1)	26,735	28,029	(1,294)	(5%)

______________________________

(1)	Net of cancellations. Sales of double-depth burial lots and tandem mausoleum crypts are counted as one sale.

Total interments performed increased 8% for the year ended December 31, 2020 as compared to the year ended December 31, 2019. At-need interments performed comprised 51% of the total interments performed, up from 49% in 2019. The increase in at-need interments performed, which grew 12.3% year over year, can largely be attributed to the COVID-19 Pandemic. We saw an increase in pre-need turned at-need interments of 3.4% year over year.

Cemetery interments revenues were $67.9 million for the year ended December 31, 2020, an increase of $10.8 million and 19% from $57.0 million for the year ended December 31, 2019. The increase in cemetery interments revenues was primarily due to an increase of $4.8 million in at-need interments performed and increasing prices, as at-need cemetery interments revenue increased 30%, as well as an increase of $3.6 million in pre-need interment revenues, which represents an increase of 9.0% due to strong pre-need sales production during 2020. Lastly, 2019 cemetery interments revenue were negatively impacted by a $2.2 million true-up related to the implementation of Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).

Cemetery merchandise revenues were $60.6 million for the year ended December 31, 2020, an increase of $0.7 million and 1% from $59.9 million for the year ended December 31, 2019. The increase in cemetery merchandise revenues was primarily due to a $1.5 million or 5.2% increase in at-need cemetery merchandise revenues resulting from the higher at-need interments performed noted above. This increase was offset by a $2.3 million or 6.9% decrease in pre-need cemetery merchandise revenues, net of cancellations, as the rise in at-need interments decreased our capacity to deliver and service certain pre-need merchandise. 2019 cemetery merchandise revenues were positively impacted by a $1.5 million true-up related to the implementation of ASC 606.

Cemetery services revenues were $65.7 million for the year ended December 31, 2020, an increase of $3.0 million and 5% from $62.7 million for the year ended December 31, 2019. The increase in cemetery services revenues was primarily due to a $4.3 million or 10.0% increase in at-need cemetery services revenues associated with the increased number of at-need interments performed. This increase included a $1.3 million decrease in marker installation, which typically occurs after the interment and has been delayed by both the increased at-need activity and longer lead-times from our suppliers. Pre-need cemetery services revenues declined by $2.2 million or 10.6%, driven largely by a significant reduction in the number of pre-installed vaults, which declined as a result of increased at-need activity.  2019 cemetery revenues were negatively impacted by a $1.0 million true-up related to the implementation of ASC 606.

Investment and other income was $36.0 million for the year ended December 31, 2020, an increase of $6.6 million and 22% from $29.4 million for the year ended December 31, 2019. An increase of $7.5 million was primarily due to strong investment returns on the perpetual care trusts, which was partially offset by a decrease of $0.8 million resulting from a decrease in the revenue recognized on the merchandise trusts directly associated with the declines in pre-need cemetery merchandise revenues noted above.

Cost of goods sold was $40.1 million for the year ended December 31, 2020, an increase of $3.0 million and 8% from $37.1 million for the year ended December 31, 2019, as revenues recognized increased. Cost of goods sold, as a percentage of cemetery interments, merchandise and services revenues, remained consistent at 20.7% for the year ended December 31, 2020 compared to 20.6% for the year ended December 31, 2019.

Cemetery expenses, which include maintenance and landscaping costs as well as certain facility related expenses, were $68.7 million for the year ended December 31, 2020, a decrease of $1.2 million and 2% from $69.8 million for the year ended December 31, 2019. The change was due to savings generated through transformation initiatives focused on cost controls and expense management. Savings are largely attributable to the outsourcing program we launched during 2020 for maintenance and landscaping services at most of our cemetery locations, which minimized additional costs associated with the increased interments performed.

Selling expenses were $49.7 million for the year ended December 31, 2020, a decrease of $4.0 million and 8% from $53.7 million for the year ended December 31, 2019. Selling expenses as a percentage of cemetery interments, merchandise and services revenues decreased to 25.6% for the year ended December 31, 2020, compared to 29.9% for the year ended December 31, 2019. This improvement was driven by a restructured and simplified commission and bonus structure, as well as a reduction in the overall sales force, resulting in better commission programs for top performers. Additionally, there was a $3.8 million savings associated with marketing and advertising, driven by a refinement in digital advertising with an improved focus on the most impactful spend.

General and administrative expenses were $38.0 million for the year ended December 31, 2020, a decrease of $2.9 million and 7% from $40.8 million for the year ended December 31, 2019. The entire decrease was due to savings generated from a reduction in the overall payroll expense associated with the administrative functions in our cemeteries, particularly in response to the COVID-19 Pandemic, and overall transformation initiatives focused on cost controls and expense management.

Depreciation and amortization expenses were $6.5 million for the year ended December 31, 2020, a decrease of $0.6 million and 9% from $7.1 million for the year ended December 31, 2019. The change was due to routine depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

As of December 31, 2020, we owned, operated or managed 80 funeral homes located in 16 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 15% and 16% of our consolidated revenues during the years ended December 31, 2020 and 2019, respectively.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table presents operating results for our Funeral Home Operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
			Variance
	2020	2019	$	%
Merchandise	$21,637	$19,682	$1,955	10%
Services	20,016	20,938	(922)	(4%)
Total revenues	41,653	40,620	1,033	3%
Merchandise	5,872	5,725	147	3%
Services	18,078	17,144	934	5%
Depreciation and amortization	1,824	2,046	(222)	(11%)
Other	10,839	11,671	(832)	(7%)
Total expenses	36,613	36,586	27	0%
Segment operating profit	$5,040	$4,034	$1,006	25%

Funeral home merchandise revenues were $21.6 million for the year ended December 31, 2020, an increase of $2.0 million and 10% from $19.7 million for the year ended December 31, 2019. The change was due to increases in at-need funeral home merchandise revenue, which grew $1.3 million or 10.7%, and growth in pre-need funeral home merchandise revenue, which grew $0.6 million or 8.1%.

Funeral home services revenues were $20.0 million for the year ended December 31, 2020, a decrease of $0.9 million and 4% from $20.9 million for the year ended December 31, 2019. The decrease was primarily due to lower pre-need funeral home service revenues of $2.8 million, partially offset by increases in at-need funeral home service revenues of $0.6 million and other revenues of $1.3 million. As a percentage of total funeral home revenues, funeral home services revenues represented 48.1% for the year ended December 31, 2020, compared to 51.5% for the year ended December 31, 2019, as services were limited in many states by restrictions related to the COVID-19 Pandemic.

Funeral home total expenses remained flat for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Funeral home service costs increased $0.9 million or 5%, despite the reduction in funeral home service revenues, driven by a 5% increase in number of calls and associated costs, resulting in lower margins as the corresponding services were limited in many states by COVID-19 Pandemic related restrictions. This was offset by decreased facility expenses and savings associated with the transformation initiatives focused on cost controls and expense management.

Corporate

Operating Results

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Corporate Overhead

The following table summarizes our corporate overhead by expense category for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
			Variance
	2020	2019	$	%
Corporate overhead	$35,975	$51,107	$(15,132)	(30%)
Non-recurring adjustments
Severance	201	1,459	(1,258)	(86%)
C-Corporation Conversion fees	75	2,378	(2,303)	(97%)
Other professional fees	748	5,641	(4,893)	(87%)
Total non-recurring adjustments	1,024	9,478	(8,454)	(89%)
Corporate overhead, adjusted	$34,951	$41,629	$(6,678)	(16%)

Corporate overhead expense was $36.0 million for the year ended December 31, 2020, a decrease of $15.1 million and 30% from $51.1 million for the year ended December 31, 2019. The change was due to the following:

•

a reduction in professional fees of $8.4 million resulting from roll-off of financial advisory and consulting fees, the completion of the C-Corporation conversion, a change in auditors and a decrease in legal fees;

•	savings in payroll and benefits of $3.2 million resulting from reductions in workforce in 2019 and early 2020 and a roll-off of the related severance;
•	a decrease in non-cash stock compensation expense of $2.1 million; and
•	a decrease of $1.4 million resulting from targeted transformation initiatives with a focus on cost controls and expense management coupled with savings brought about by COVID-19 restrictions.

Other Gains (Losses), Net

Other gains, net were $0.1 million for the year ended December 31, 2020, an improvement of $8.0 million and 102% from other losses, net of $7.9 million for the year ended December 31, 2019. Other losses, net for the year ended December 31, 2019 consisted of a $2.8 million impairment of cemetery property, a $2.4 million impairment charge related to damaged and excess inventory and damaged allocated merchandise, a $2.1 million loss on the termination of a management agreement and $0.6 million related to other loss events.

Interest Expense

Interest expense was $45.5 million for the year ended December 31, 2020, an increase of $0.3 million and 1% from $45.2 million for the year ended December 31, 2019. The change was primarily due to the following:

•	an increase of $11.9 million related to a higher interest rate and principal on the 9.875% Senior Secured PIK Toggle Notes compared to the interest rate and principal of the 7.875% Senior Notes;
•	a decrease of $8.1 million related to the payoff of the revolving credit facility in the prior year; and
•	a decrease of $3.5 million resulting from the write-off and amortization of deferred financing fees and discount accretion

Loss on Debt Extinguishment

There was no loss on debt extinguishment for the year ended December 31, 2020. For the year ended December 31, 2019, loss on debt extinguishment was $8.5 million and related to the write-off of deferred financing fees of $6.9 million and original issue discounts of $1.6 million associated with the refinancing of the senior notes and revolving credit facilities.

Loss on Goodwill Impairment

There was no loss on goodwill impairment for the year ended December 31, 2020. For the year ended December 31, 2019, we recorded a loss on goodwill impairment of $24.9 million related to our Cemetery Operations reporting unit. For further information, see Part II, Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 9 Goodwill and Intangible Assets of this Annual Report.

Income Tax Benefit (Expense)

Income tax benefit was $4.9 million for the year ended December 31, 2020 compared to $28.2 million income tax expense for the year ended December 31, 2019. The income tax benefit for the year ended December 31, 2020 was primarily related to changes in projected federal deferred tax savings related to filing a consolidated federal return. The provision for the year ended December 31, 2019 was primarily due to IRC Section 382 limitations created in connection with the Recapitalization Transactions, which took place in June 2019, on our ability to generate taxable income to use our net operating loss carryovers to offset existing deferred tax liabilities.

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

While we rely heavily on our available cash and cash flows from operating activities to execute our operational strategy and meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or be available to us to the extent required and on acceptable terms. We have experienced negative financial trends, including net losses and use of cash in operating activities, which, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern.

During 2019 and 2020, we implemented various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

2019

•

sold an aggregate of 52,083,333 of the Partnership’s Preferred Units for an aggregate purchase price of $57.5 million and completed a private placement of $385.0 million of the Senior Secured Notes. The net proceeds of both transactions were used to fully repay the then-outstanding senior notes due in June 2021 and retire our revolving credit facility that was due in May 2020;

•	managed recurring operating expenses and sought to limit non-recurring operating expenses; and
•	identified sales of select assets to de-leverage the balance sheet.

2020

•	completed certain asset sales previously identified in 2019;
•	on April 1, 2020, entered into the Third Supplemental Indenture to the Indenture to amend certain financial covenants;
•	on April 3, 2020, sold 176 shares of Series A Preferred Stock to Axar for a cash price of $50,000 per share, an aggregate of $8.8 million;
•

on June 19, 2020, issued 12,054,795 share of Common Stock in exchange for the 176 shares of Series A Preferred Stock and sold an additional 11,232,877 shares of Common Stock for a cash purchase price of $0.73 per share, an aggregate of $8.2 million; and

•

implemented cost reduction initiatives specifically to minimize the impact of the COVID-19 Pandemic on us, including streamlining corporate staff, consolidating field positions to reduce redundancies and implementing executive level salary reductions.

There is no certainty that our actual operating performance and cash flows will not be substantially different from forecasted results or that we will not need amendments to the Indenture in the future or that any such amendments will be available on terms acceptable to us or at all. Factors that could impact the assumptions used by us in assessing our ability to satisfy our financial covenants include the following:

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

If our planned, implemented and not yet implemented actions are not successful in generating sustainable cash savings for us, or we fail to improve our operating performance and cash flows or we are not able to comply with the covenants under the Indenture, we may be forced to limit our business activities, limit our ability to implement further modifications to our operations or limit the effectiveness of some actions that are included in our forecasts, amend the Indenture and/or seek other sources of capital, and we may be unable to continue as a going concern. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Any of these events may have a material adverse effect on our results of operations and financial condition, and limit our ability to continue as a going concern.

Based on our forecasted operating performance, planned actions to improve our profitability and cash flows, the execution of the Supplemental Indenture and the Axar Commitment and the completion of the transactions contemplated thereby, including receipt of $17.0 million in proceeds from equity sales, together with plans to file financial statements on a timely basis consistent with the debt covenants, we do not believe it is probable that we will breach the covenants under the Indenture or be unable to continue as a going concern for the next twelve-month period. As such, the consolidated financial statements for the years ended December 31, 2020 and 2019 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should we be required to liquidate our assets.

Cash Flows

The following table summarizes our consolidated statements of cash flows by class of activities (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$1,360	$(37,986)
Net cash provided by (used in) investing activities	50,983	(163)
Net cash (used in) provided by financing activities	(49,020)	76,769

Significant sources and uses of cash during the Years Ended December 31, 2020 and 2019

Operating Activities

Net cash provided by operating activities was $1.4 million for the year ended December 31, 2020 compared to $38.0 million of net cash used in operating activities of continuing operations during the year ended December 31, 2019. The $39.3 million change in operating cash flow was primarily due to the following:

•	Net income adjusted for non-cash items increased $66.3 million primarily due to increased sales coupled with expense management efforts during the year ended December 31, 2020.
•	Our operating cash flows were negatively impacted by other working capital items which resulted in a net decrease in operating cash inflows of $27.0 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2020 was $51.0 million compared to net cash used in investing activities of $0.2 million the for the year ended December 31, 2019. The cash provided by investing activities for the year ended December 31, 2020 was attributable to proceeds from the divestitures of discontinued operations of $57.3 million, offset in part by capital expenditures of $6.4 million. Net cash used in investing activities during the year ended December 31,

2019 consisted of $6.4 million used for capital expenditures, offset by proceeds from divestitures of $6.3 million, which consisted of a $5.0 million deposit we received in connection with the Oakmont Sale and $1.3 million from the termination of one of our management agreements.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2020 was $49.0 million, a decrease of $125.8 million from net cash provided by financing activities of $76.8 million for the year ended December 31, 2019, primarily due to the redemption of $60.0 million of Senior Secured Notes, using proceeds from the Oakmont Sale, the Olivet Sale and the Remaining California Sale, financing costs of $4.2 million related to the debt amendment in April 2020 and principal payments of $1.6 million on our finance leases. This was offset in part by $17.0 million of proceeds from the issuance of equity in connection with the Axar Commitment. Net cash provided by financing activities for the year ended December 31, 2019 consisted of the impact of the Recapitalization Transactions in June 2019, which resulted in proceeds of $371.5 million from the issuance of the Senior Secured Notes and $57.5 million from the issuance of redeemable convertible preferred units. Proceeds from borrowings also included $34.6 million of borrowings under the existing revolving credit facility. These proceeds were offset partially by the repayment in full of the Senior Notes and revolving credit facility totaling $366.9 million and the payment of $18.0 million in related financing costs, as well as principal payments of $1.5 million on our finance leases.

Capital Expenditures

The following table summarizes maintenance and expansion capital expenditures for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Maintenance capital expenditures	$2,268	$1,590
Expansion capital expenditures	4,092	4,828
Total capital expenditures	$6,360	$6,418

Contractual Obligations

In the normal course of business, we enter into various contractual and contingent obligations that impact or could impact our liquidity. We have contractual obligations requiring future cash payments related to debt maturities, interest on debt, operating lease and finance lease agreements, liabilities to purchase merchandise related to our pre-need sales contracts and capital commitments to private credit funds. A summary of our total contractual and contingent obligations as of December 31, 2020 is presented in the table below (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt(1)	$464,359	$34,376	$68,147	$361,836	$—
Operating leases	6,071	1,615	2,067	1,297	1,092
Finance leases	4,513	1,791	2,582	140	—
Lease and management agreements(2)	37,507	—	—	8,257	29,250
Deferred revenues(3)	949,164	—	—	—	—
Master services agreements(4)	206,521	50,107	103,240	53,174	—
Self-insurance-related liabilities:
Workers compensation	9,852	3,631	3,488	1,163	1,570
General liability	6,861	2,517	2,920	758	666
Medical	2,532	2,532	—	—	—
Total contractual obligations	1,687,380	96,569	182,444	426,625	32,578
Contingent Obligations:
Other investment funds(5)	88,811	88,811	—	—	—
Total contingent obligations	88,811	88,811	—	—	—
Total	$1,776,191	$185,380	$182,444	$426,625	$32,578
(1)

Represents the face value of and interest payable on our Senior Secured Notes and our financed vehicles outstanding as of December 31, 2020, exclusive of the unamortized debt discounts and unamortized deferred financing fees as of December 31, 2020 of $9.5 million and $14.7 million, respectively. This table assumes that we pay the fixed rate 9.875% cash interest and that current principal amounts outstanding under the Senior Secured Notes are not repaid until the maturity date of June 30, 2024. In the event of certain optional redemptions prior to maturity, we are required to pay a declining redemption premium, which would have been approximately $26.0 million if the outstanding Senior Secured Notes had been redeemed on December 31, 2020. Per the Indenture, we anticipate using 80% of the net proceeds from the Clearstone Sale to redeem portions of the outstanding Senior Secured Notes.

(2)

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

(3)

Total cannot be separated into periods, because we are unable to anticipate when the merchandise and services will be delivered. This balance represents the revenues to be recognized from the total performance obligations on our customer contracts.

(4)

Represents the contractual fees due under the MSAs with Moon entered into in April 2020. Each party has the right to terminate the MSAs at any time on six months’ prior written notice, provided that if we terminate the MSAs without cause, we will be obligated to pay Moon an equipment credit fee in the amount of $1.0 million for each year remaining in the term, prorated for the portion of the year in which any such termination occurs.

(5)

Represents unfunded capital commitments to private credit funds that are callable at any time during the lockup periods, which range from zero to six years with three potential one year extensions at the discretion of the funds’ general partners and which will be funded using existing trust assets.

Not included in the above table are potential funding obligations related to our merchandise and service trusts. In certain states, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. In the event that our trust investments do not recover from market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. As of December 31, 2020, we had unrealized losses of $1.3 million in the various trusts within these states.

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

Long-Term Debt

Senior Secured Notes

On June 27, 2019, the Partnership, CFS West and, collectively with the Partnership, certain direct and indirect subsidiaries of the Partnership, the initial purchasers party thereto and Wilmington Trust, National Association, as trustee and as collateral agent, entered into an indenture with respect to the 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024.

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

For the years ended December 31, 2020 and 2019, we had $97.5 million and $92.3 million, respectively, of cash receipts from sales attributable to related bond contracts. These amounts do not consider reductions associated with taxes, obtaining costs or other costs.

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

Valuation of long-lived assets

We assess our long-lived assets, such as definite-lived intangible assets and property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We do not have indefinite-lived assets. If the carrying value of an asset exceeds its fair value, we record an impairment charge that reduces our earnings.

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

Inaccuracies made in the judgements discussed above in determining the fair value of long-lived assets can have a material impact on our financial position, results of operations or cash flows.

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

As of December 31, 2020, we had federal and state NOL carryforwards of approximately $413.0 million and $540.0 million, respectively, a portion of which expires annually. We believe the Recapitalization Transactions caused a “change of control” for income tax purposes under the applicable provisions of the Internal Revenue Code of 1986, as amended, which may significantly limit our ability to use such federal NOL carryforwards to offset future taxable income. The “change of control” rules limit the annual net operating loss deduction in a given year to an amount based on the value of the Company on the change date multiplied by the federal tax exempt bond rate. This makes it more likely for the Company to pay some amount of income tax in the years it has positive taxable income. This limitation also makes it more likely for NOL carryovers to expire unutilized. The C-Corporation Conversion did not impact our ability to use existing NOLs.

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

INTEREST-BEARING INVESTMENTS

The interest-bearing investments in our merchandise trusts and perpetual care trusts that are subject to interest rate sensitivity consist of fixed-income securities, money market investments and other short-term investments. As of December 31, 2020, the accumulated fair value of the interest-bearing investments in our merchandise trusts and perpetual care trusts was $67.9 million and $22.2 million, respectively, or 13.2% and 7.0% of the fair value of our total trust assets, respectively.

MARKETABLE EQUITY SECURITIES

The marketable equity securities in our merchandise trusts and perpetual care trusts that are subject to market price sensitivity consist of individual equity securities as well as closed and open-ended mutual funds. As of December 31, 2020, the accumulated fair value of the marketable equity securities in our merchandise trusts and perpetual care trusts was $40.6 million and $22.6 million, respectively, or 7.9% and 7.1% of the fair value of our total trust assets, respectively.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to six years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of December 31, 2020, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 70.0% and 81.8%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $361.2 million and $259.0 million in our merchandise trusts and perpetual care trusts, respectively, as of December 31, 2020, based on net asset value quotes.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STONEMOR INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

StoneMor Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of StoneMor Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in owners’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Philadelphia, Pennsylvania

March 25, 2021

STONEMOR INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$39,244	$34,867
Restricted cash	20,846	21,900
Accounts receivable, net of allowance	57,869	54,014
Prepaid expenses	5,290	4,619
Assets held for sale	28,575	136,695
Other current assets	16,884	16,882
Total current assets	168,708	268,977

Long-term accounts receivable, net of allowance	75,301	72,808
Cemetery property	299,526	300,486
Property and equipment, net of accumulated depreciation	83,496	91,611
Merchandise trusts, restricted, at fair value	501,453	477,165
Perpetual care trusts, restricted, at fair value	312,228	314,400
Deferred selling and obtaining costs	116,900	110,684
Deferred tax assets	9	81
Intangible assets, net	55,094	56,246
Other assets	22,248	26,910
Total assets	$1,634,963	$1,719,368

Liabilities and Owners' Equity
Current liabilities:
Accounts payable and accrued liabilities	$51,718	$54,854
Liabilities held for sale	23,406	101,704
Accrued interest	95	125
Current portion, long-term debt	317	374
Total current liabilities	75,536	157,057

Long-term debt, net of deferred financing costs	320,715	367,963
Deferred revenues	949,164	899,989
Deferred tax liabilities	29,652	34,613
Perpetual care trust corpus	312,228	314,400
Other long-term liabilities	40,081	47,836
Total liabilities	1,727,376	1,821,858
Commitments and contingencies

Owners' equity:
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 117,871,141 and 94,447,356 shares issued and outstanding, respectively	1,178	944
Paid-in capital in excess of par value	(85,232)	(103,434)
Accumulated deficit	(8,359)	—
Total owners' equity	(92,413)	(102,490)
Total liabilities and owners' equity	$1,634,963	$1,719,368

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenues:
Cemetery:
Interments	$67,853	$57,010
Merchandise	60,600	59,938
Services	65,701	62,676
Investment and other	43,732	36,998
Funeral home:
Merchandise	21,637	19,682
Services	20,016	20,938
Total revenues	279,539	257,242
Costs and Expenses:
Cost of goods sold	40,119	37,088
Cemetery expense	68,654	69,828
Selling expense	49,668	53,710
General and administrative expense	37,970	40,830
Corporate overhead	35,975	51,107
Depreciation and amortization	9,152	10,154
Funeral home expenses:
Merchandise	5,872	5,725
Services	18,078	17,144
Other	10,839	11,671
Total costs and expenses	276,327	297,257

Other gains (losses), net	129	(7,913)
Operating income (loss)	3,341	(47,928)
Interest expense	(45,537)	(45,246)
Loss on debt extinguishment	—	(8,478)
Loss on goodwill impairment	—	(24,862)
Loss from continuing operations before income taxes	(42,196)	(126,514)
Income tax benefit (expense)	4,855	(28,204)
Net loss from continuing operations	(37,341)	(154,718)
Discontinued operations (Note 2):
Income from operations of discontinued businesses	28,982	2,776
Income tax expense	—	—
Net income from discontinued operations	28,982	2,776
Net loss	$(8,359)	$(151,942)

Net loss from continuing operations per common share (basic)	$(0.35)	$(3.91)
Net income from discontinued operations per common share (basic)	0.27	0.07
Net loss per common share (basic)	$(0.08)	$(3.84)

Net loss from continuing operations per common share (diluted)	$(0.35)	$(3.90)
Net income from discontinued operations per common share (diluted)	0.27	0.07
Net loss per common share (diluted)	$(0.08)	$(3.83)

Weighted average number of common shares outstanding - basic	106,991	39,614
Weighted average number of common shares outstanding - diluted	106,991	39,677

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR INC.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

(dollars in thousands, except units and shares)

	Redeemable Convertible Preferred Units
	Series A		Partners' Deficit		Series A Preferred Stock		Common Stock
	Number of Outstanding Preferred Units	Value of Outstanding Preferred Units	Outstanding Common Units	Members' Equity	Number of Series A Preferred Shares	Par Value of Series A Preferred Shares	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Total
December 31, 2018	—	$—	37,958,645	$(10,618)	—	$—	—	$—	$—	$—	$(10,618)
Issuance of Series A Preferred Units	11,322,465	12,500	—	—	—	—	—	—	—	—	12,500
Issuance of Series A Preferred Units - related party	40,760,868	45,000	—	—	—	—	—	—	—	—	45,000
Rights offering - related party	(3,039,380)	(3,647)	3,039,380	3,647	—	—	—	—	—	—	—
GP Holdings' Merger consideration	—	—	2,950,000	4,032	—	—	—	—	(4,032)	—	—
Reduction to GP Holdings' Merger consideration related to SEC settlement - related party	—		(182,909)	(250)	—	—	—	—	—	—	(250)
Unit-based compensation	—		2,067,088	3,623	—	—	—	—	—	—	3,623
Units repurchased related to unit-based compensation	—		(428,802)	(803)	—	—	—	—	—	—	(803)
Net loss prior to C-Corporation Conversion (predecessor)	—		—	(151,942)	—	—	—	—	—	—	(151,942)
Effect of the C-Corporation Conversion on owners' equity	(49,043,953)	(53,853)	(45,403,402)	152,311	—	—	94,447,356	944	(99,402)	—	—
December 31, 2019	—	—	—	—	—	—	94,447,356	944	(103,434)	—	(102,490)
Issuance of Series A Preferred Stock	—	—	—	—	176	—	—	—	8,800	—	8,800
Exchange of Series A Preferred Stock for Common Stock	—	—	—	—	(176)	—	12,054,795	121	(121)	—	—
Issuance of Common stock	—	—	—	—	—	—	11,232,877	112	8,088	—	8,200
Common stock awards under incentive plans	—	—	—	—	—	—	136,113	1	1,435	—	1,436
Net loss	—	—	—	—	—	—	—	—	—	(8,359)	(8,359)
December 31, 2020	—	$—	—	$—	—	$—	117,871,141	$1,178	$(85,232)	$(8,359)	$(92,413)

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(8,359)	$(151,942)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cost of lots sold	5,796	7,027
Depreciation and amortization	9,395	10,782
Provision for bad debt	6,275	7,559
Non-cash compensation expense	1,481	3,623
Loss on debt extinguishment	—	8,478
Loss on goodwill impairment	—	24,862
Non-cash interest expense	17,884	18,095
Gain on sale of businesses	(29,429)	—
Other (gains) losses, net	(129)	8,106
Changes in assets and liabilities:
Accounts receivable, net of allowance	(20,453)	(8,633)
Merchandise trust fund	(25,988)	(17,916)
Other assets	1,675	(56)
Deferred selling and obtaining costs	(6,376)	(3,598)
Deferred revenues	61,611	36,656
Deferred taxes, net	(4,888)	27,943
Payables and other liabilities	(7,135)	(8,972)
Net cash provided by (used in) operating activities	1,360	(37,986)
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(6,360)	(6,418)
Proceeds from divestitures	57,343	6,255
Net cash provided by (used in) investing activities	50,983	(163)
Cash Flows From Financing Activities:
Proceeds from issuance of Series A Preferred Stock - related party	8,800	—
Proceeds from issuance of Common Stock - related party	8,200	—
Proceeds from issuance of redeemable convertible preferred units	—	12,500
Proceeds from issuance of redeemable convertible preferred units - related party	—	45,000
Proceeds from borrowings	3,672	406,087
Repayments of debt	(63,915)	(366,905)
Principal payment on finance leases	(1,561)	(1,464)
Cost of financing activities	(4,170)	(17,396)
Reduction to GP Holdings' Merger consideration due to SEC settlement - related party	—	(250)
Units repurchased related to unit-based compensation	(46)	(803)
Net cash (used in) provided by financing activities	(49,020)	76,769
Net increase in cash, cash equivalents and restricted cash	3,323	38,620
Cash, cash equivalents and restricted cash—Beginning of period	56,767	18,147
Cash, cash equivalents and restricted cash—End of period	$60,090	$56,767
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$29,212	$32,239
Cash paid during the period for income taxes	1,154	1,419
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,187	$3,638
Operating cash flows from finance leases	421	495
Financing cash flows from finance leases	1,561	1,464
Non-cash investing and financing activities:
Acquisition of assets by financing	$62	$2,277
Accrued paid-in-kind interest on Senior Secured Notes (defined within)	10,572	7,867

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

As used in this Annual Report on Form 10-K (the “Annual Report”), unless the context otherwise requires, references to the terms the “Company,” “StoneMor,” “we,” “us,” and “our” refer to StoneMor Inc. and its consolidated subsidiaries for all periods from and after the Merger and to StoneMor Partners L.P. and its consolidated subsidiaries for all periods prior to the Merger.

StoneMor was formed as a Delaware limited partnership in April 2004 and its general partner had been StoneMor GP LLC, a Delaware limited liability company (“StoneMor GP”). From May 2014 until December 31, 2019, the sole member of StoneMor GP was StoneMor GP Holdings LLC, a Delaware limited liability company (“GP Holdings”). Effective as of December 31, 2019, pursuant to that certain Merger and Reorganization Agreement (as amended, the “Merger Agreement”) by and among StoneMor GP, StoneMor Partners L.P., a Delaware limited partnership (the “Partnership”), and Hans Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of StoneMor GP (“Merger Sub”), StoneMor GP converted from a Delaware limited liability company into a Delaware corporation named StoneMor Inc. (the “Company”) and Merger Sub was merged with and into the Partnership (the “Merger”).

In addition, as used in this Annual Report, unless the context otherwise requires, references to (i) the term “Cornerstone” refers to Cornerstone Family Services, Inc.; (ii) the term “CFSI” refers to CFSI LLC; (iii) the term “CFS” refers to Cornerstone Family Services LLC; (iv) the term “CFS West Virginia” refers to Cornerstone Family Services of West Virginia Subsidiary, Inc.; (v) the term “LP Sub” refers to StoneMor LP Holdings, LLC; (vi) the term “ACII” refers to American Cemeteries Infrastructure Investors, LLC; (vii) the term “AUH” refers to AIM Universal Holdings, LLC; (viii) the term “AIM” refers to American Infrastructure MLP Funds; (ix) the term “AIM II” refers to American Infrastructure MLP Fund II, L.P.; (x) the term AIM FFII refers to American Infrastructure MLP Founders Fund II, L.P.; (xi) the term “AIM II StoneMor” refers to AIM II Delaware StoneMor, Inc.; (xii) the term AIM Management II refers to American Infrastructure MLP Management II, L.L.C.; and (xiii) the term AIM II Offshore refers to AIM II Offshore, L.P.

Nature of Operations

StoneMor Inc. is a leading provider of funeral and cemetery products and services in the death care industry in the U.S. As of December 31, 2020, the Company operated 313 cemeteries in 26 states and Puerto Rico, of which 291 were owned and 30 were operated under lease, management or operating agreements. The Company also owned and operated 80 funeral homes, including 42 located on the grounds of cemetery properties that the Company owns, in 16 states and Puerto Rico.

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

The consolidated financial statements include the accounts of each of the Company’s 100% owned subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The Company operates 30 cemeteries under long-term leases, operating agreements and management agreements. The operations of 16 of these managed cemeteries have been consolidated. On May 10, 2019, the Company terminated one of the management agreements and recorded a $2.1 million loss upon the termination, which is included in Other losses, net in the accompanying consolidated statements of operations for the year ended December 31, 2019.

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

COVID-19 Pandemic

The COVID-19 Pandemic poses a significant threat to the health and economic wellbeing of the Company’s employees, customers and vendors. The Company’s operations are deemed essential by the state and local governments in which it operates, with the exception of Puerto Rico, and the Company has been working with federal, state and local government officials to ensure that it continues to satisfy their requirements for offering the Company’s essential services.

The Company’s top priority is the health and safety of its employees and the families it serves. Since the start of the outbreak in the U.S., the Company’s senior management team has taken actions to protect its employees and the families it serves, and to support its field locations as they adapt and adjust to the circumstances resulting from the COVID-19 Pandemic. The operation of all of the Company’s facilities is critically dependent on the employees who staff these locations. To ensure the wellbeing of the Company’s employees and their families, the Company provided all of its employees with detailed health and safety literature on COVID-19, such as the CDC’s industry-specific guidelines for working with the deceased who were or may have been infected with COVID-19. In addition, the Company’s procurement and safety teams have consistently secured and distributed supplies to ensure that the Company’s locations have appropriate personal protective equipment (“PPE”) and cleaning supplies to provide its essential services, as well as updated and developed new safety-oriented guidelines to support daily field operations. These guidelines include reducing the number of staff present for a service and restricting the size and number of attendees. The Company also implemented additional safety and precautionary measures as it concerns the businesses’ day-to-day interaction with the families and communities it serves. The Company’s corporate office employees began working from home in March 2020 consistent with CDC guidance to reduce the risks of exposure to COVID-19 while still supporting the field operations. The Company has not experienced any significant disruptions to its business as a result of the work from home policies in its corporate office. The Company monitors the CDC guidance on a regular basis, continually reviews and updates its processes and procedures and provides updates to its employees as needed to comply with regulatory guidelines.

The Company’s marketing and sales team quickly responded to the sales challenges presented by the COVID-19 Pandemic by implementing virtual meeting options using a variety of web-based tools to ensure that the Company can continue to connect with and meet its customers’ needs in a safe, effective and productive manner. Some of the Company’s locations provide live video streaming of their funeral and burial services to its customers or provide other alternatives that respect social distancing, so that family and friends can connect during their time of grief.

Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially. During the last two weeks of the first quarter and into beginning of the second quarter of 2020, the Company saw its pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. However, during the last two months of the second quarter and the second half of the year, the Company experienced at-need sales growth. While the Company expects that its pre-need sales could continue to be challenged during the continued COVID-19 Pandemic, the Company believes the implementation of its virtual meeting tools is one of several key steps to mitigate this disruption. Throughout this disruption the Company’s cemeteries and funeral homes have largely remained open and available to serve its families in all the locations in which it operates to the extent permitted by local authorities, with the exception of Puerto Rico, and the Company expects that this will continue. However, the Company has experienced limited location closures due to COVID-19 cases, required quarantines and cleanings. In addition, during the year ended December 31, 2020, the Company incurred costs of approximately $1.0 million related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic.

The Company expects the COVID-19 Pandemic could have an adverse effect on its future results of operations and cash flows, however the Company cannot presently predict, with certainty, the scope and severity of that impact. The Company may incur additional costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. In the event there are confirmed diagnoses of COVID-19 within a significant number of its facilities, the Company may incur additional costs related to the closing and subsequent cleaning of these facilities and the ability to adequately staff the impacted sites. In addition, the Company’s pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. As a result of the implications of COVID-19, the Company assessed long-lived assets for impairment and concluded no assets were impaired as of December 31, 2020.

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

Recapitalization Transactions in 2019

On June 27, 2019, funds and accounts affiliated with Axar Capital and certain other investors and the Company entered into the Series A Purchase Agreement pursuant to which the Partnership sold to the Purchasers an aggregate of 52,083,333 of the Partnership’s Series A Convertible Preferred Units representing limited partner interests in the Partnership at a purchase price of $1.1040 per Preferred Unit, reflecting an 8% discount to the liquidation preference of each Preferred Unit, for an aggregate purchase price of $57.5 million (the “Preferred Offering”). Concurrently with the closing of the Preferred Offering, the Company completed a private placement of $385.0 million of 9.875%/11.500% Senior Secured Notes (the “Senior Secured Notes”) to certain financial institutions (collectively with the Preferred Offering, the “Recapitalization Transactions”). The net proceeds of the Recapitalization Transactions were used to fully repay the then-outstanding senior notes due in June 2021, retire the Company’s revolving credit facility due in May 2020 and pay the associated transaction expenses, with the remaining balance reserved for general corporate purposes.

Sources and Uses of Liquidity

The Company’s primary sources of liquidity are cash generated from operations and proceeds from asset sales. The Company’s primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution related (see "Summary of Significant Accounting Policies" section below regarding revenue recognition), which will reduce the amount of additional borrowings or asset sales needed.

While the Company relies heavily on its available cash and cash flows from operating activities to execute its operational strategy and meet its financial commitments and other short-term financial needs, the Company cannot be certain that sufficient capital will be generated through operations or be available to the Company to the extent required and on acceptable terms. The Company has experienced negative financial trends, including net losses and use of cash in operating activities, which, when considered in the aggregate, could raise substantial doubt about the Company’s ability to continue as a going concern.

During 2019 and 2020, the Company implemented various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

2019

•

sold an aggregate of 52,083,333 Preferred Units for an aggregate purchase price of $57.5 million and completed a private placement of $385.0 million of the Senior Secured Notes. The net proceeds of both transactions were used to fully repay the then-outstanding senior notes due in June 2021 and retire the Company’s revolving credit facility due in May 2020;

•	managed recurring operating expenses and sought to limit non-recurring operating expenses; and
•	identified sales of select assets to de-leverage the balance sheet.

2020

•	completed certain asset sales previously identified in 2019;
•	on April 1, 2020, entered into the Third Supplemental Indenture to the Indenture to amend certain financial covenants;
•	on April 3, 2020, sold 176 shares of Series A Preferred Stock to Axar for a cash price of $50,000 per share, an aggregate of $8.8 million;
•

on June 19, 2020, issued 12,054,795 share of Common Stock in exchange for the 176 shares of Series A Preferred Stock and sold an additional 11,232,877 shares of Common Stock for a cash purchase price of $0.73 per share, an aggregate of $8.2 million; and

•

implemented cost reduction initiatives to minimize the impact of the COVID-19 Pandemic on the Company, including streamlining corporate staff, consolidations of field positions to reduce redundancies and implement executive level salary reductions.

There is no certainty that the Company's actual operating performance and cash flows will not be substantially different from forecasted results and no certainty the Company will not need amendments to the Indenture in the future or that any such amendments will be available on terms acceptable to us or at all. Factors that could impact the assumptions used by the Company in assessing its ability to satisfy its financial covenants include the following:

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

Based on the Company's forecasted operating performance, planned actions to improve the Company’s profitability and cash flows, the execution of the Supplemental Indenture and the Axar Commitment and the completion of the transactions contemplated thereby, including receipt of $17.0 million in proceeds from equity sales, together with plans to file its financial statements on a timely basis consistent with the debt covenants, the Company does not believe it is probable that it will breach the covenants under the Indenture or be unable to continue as a going concern for the next twelve-month period. As such, the consolidated financial statements for the years ended December 31, 2020 and 2019 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should the Company be required to liquidate its assets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. Cash and Cash Equivalents was $39.2 million and $34.9 million as of December 31, 2020 and December 31, 2019, respectively.

Restricted Cash

Cash that is restricted from withdrawal or use under the terms of certain contractual agreements is recorded as restricted cash. Restricted Cash was $20.8 million and $21.9 million as of December 31, 2020 and 2019, respectively, which primarily related to cash collateralization of the Company’s letters of credit and surety bonds, and at December 31, 2019 also included a $5.0 million refundable deposit the Company received in connection with the sale of one of its properties.

Revenues

The Company’s revenues are derived from contracts with customers through sale and delivery of death care products and services. Primary sources of revenue are derived from (1) cemetery and funeral home operations generated both at-need and pre-need, which are classified on the consolidated statements of operations as Interments, Merchandise and Services, (2) investment income, which includes income earned on assets maintained in perpetual care and merchandise trusts related to pre-need sales of cemetery and funeral home merchandise and services that are required to be maintained in the trust by state law and (3) interest earned on pre-need installment contracts. Investment income is presented within Investment and other for Cemetery revenue and Services for Funeral home revenue. Revenue is measured based on the consideration specified in a contract with a customer and is net of any sales incentives and amounts collected on behalf of third parties. Pre-need contracts are price guaranteed, providing for future merchandise and services at prices prevailing when the agreements are signed.

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

Assets Held for Sale and Discontinued Operations

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

The determination to classify a site (or group of sites) as an asset held for sale requires estimates by the Company about the site and the level of market activity in which the site is based. Such estimates are based on factors that include recent sales of comparable sites, the extent of buyers’ interest in the site and the site’s condition. Based on these factors, the Company assesses the probability of divesting of the site under current market conditions at an acceptable price within one year. After the Company identifies a site to be held for sale, the Company discontinues depreciating the long-lived assets associated with the site and estimates the assets’ fair value, net of selling costs. If the carrying value of the assets to be classified as held for sale exceeds the Company’s estimated net fair value, the Company writes the assets down to the estimated net fair value. Assets and liabilities associated with the site to be classified as held for sale are presented separately in the Company’s consolidated balance sheets beginning with the period in which the Company decided to classify the site as held for sale.

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. The results of discontinued operations are aggregated and presented separately in the Company’s consolidated statement of operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities held for sale in the Company’s consolidated balance sheet, including the comparative prior year period.

Amounts presented in discontinued operations are from the consolidated financial statements and accounting records using the historical basis of assets, liabilities, and historical results of the discontinued operations and exclude general corporate allocations.

For further details of the Company’s assets held for sale and discontinued operations, see Note 2 Divestitures of this Annual Report.

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

Inventories

Inventories are classified within Other current assets on the Company’s consolidated balance sheets and include cemetery and funeral home merchandise valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis using a first-in, first-out method. Inventories were approximately $6.0 million and $5.9 million at December 31, 2020 and 2019, respectively. For further details of the Company’s impairment of inventories, see Note 3 Impairment and Other Losses.

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

Due to a decline in the market value of the Company’s unit values and the Company’s significant under-performance relative to historical or projected future operating results noted during the nine months ended September 30, 2019, management conducted an interim goodwill impairment assessment as of September 30, 2019. As a result of such assessment, management concluded on November 4, 2019 that the carrying value of the only reporting unit to which the Company allocated its goodwill, Cemetery Operations, exceeded its fair value, and the Company’s goodwill was fully impaired as of September 30, 2019. For further details of the Company’s impairment of its goodwill, see Note 3 Impairment and Other Losses and Note 9 Goodwill and Intangible Assets of this Annual Report.

Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term lease, management and operating agreements. The Company amortizes these intangible assets over their estimated useful lives and periodically tests them for impairment.

Taxes

The Company is subject to U.S. federal income taxes, and a provision for U.S. federal income tax has been provided in the consolidated statements of operations for the years ended December 31, 2020 and 2019. The Company is also responsible for certain state income and franchise taxes in the states in which it operates.

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

The Company recognizes interest accrued related to unrecognized tax benefits, if any, in income tax expense in the consolidated statements of operations. For further details of the Company’s income taxes, see Note 12 Income Taxes of this Annual Report.

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

For further details of the Company’s stock-based compensation plans, see Note 14 Long-Term Incentive Plan of this Annual Report.

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

The following table sets forth the reconciliation of the Company’s weighted-average number of outstanding common shares as of December 31, 2020 and 2019 used to compute basic net loss attributable to common shares with those used to compute diluted net loss per common share, (in thousands):

	Year Ended December 31,
	2020	2019
Weighted average number of outstanding common shares—basic	106,991	39,614
Plus effect of dilutive incentive awards(1)
Restricted shares	—	—
Stock options	—	63
Weighted average number of outstanding common shares—diluted	106,991	39,677

(1)

For the year ended December 31, 2020, the diluted weighted-average number of outstanding common shares does not include 3,577,850 shares issuable upon the exercise of outstanding options and 338,345 restricted common shares as their effects would have been anti-dilutive. For the year ended December 31, 2019, the diluted weighted-average number of outstanding common shares does not include 515,625 restricted common shares as their effects would have been anti-dilutive.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2020 and 2019, advertising costs were $6.3 million and $9.2 million, respectively.

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

Fair Value Measurement

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard removed, modified and added disclosure requirements from ASC 820, Fair Value Measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2020, as this standard primarily addresses disclosure requirements for Level 3 fair value measurements. Currently, the Company does not have any fair value instruments that would be classified as Level 3 on the fair value hierarchy.

Internal-Use Software

In August 2018, FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The amendments in this standard aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU No. 2018-15 is effective for annual periods beginning after December 15, 2019. The Company adopted the requirements of this amendment upon its effective date of January 1, 2020, prospectively.

Taxes

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 340) (“ASU 2019-12”), with the intent to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation when there is a loss from continuing operations and income from other items such as discontinued operations, and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain tax accounting areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual periods beginning after December 15, 2021. The Company has early adopted all of the requirements of this amendment as of January 1, 2020, prospectively. The adoption of this standard resulted in no tax provision allocated to discontinued operations for the years ended December 31, 2020 and 2019, and the adoption of the remaining requirements did not have a material impact on the Company’s consolidated financial statements.

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

Reference Rate Reform

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In order to ease the potential burden in accounting for reference rate reform, ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendment is effective upon issuance and may be applied prospectively through December 31, 2022. The Company does not expect ASU 2020-04 to have a material effect on the Company’s financial position, results of operations and related disclosures.

2.	DIVESTITURES

In the fourth quarter of 2019, the Company launched an asset sale program designed to divest assets at attractive multiples, reduce debt levels and improve cash flow and liquidity. The following divestitures have resulted from this program.

On January 3, 2020, the Company sold substantially all of the assets of Oakmont Memorial Park, Oakmont Funeral Home, Redwood Chapel, Inspiration Chapel and Oakmont Crematory located in California pursuant to the terms of an asset sale agreement (the “Oakmont Agreement”) with Carriage Funeral Holdings, Inc. for an aggregate cash purchase price of $33.0 million (the “Oakmont Sale”). The divested assets consisted of one cemetery, one funeral home and certain related assets. The Oakmont Sale resulted in a gain of $24.4 million for the Company, which is included in the accompanying consolidated statement of operations for the year ended December 31, 2020. Net proceeds from the sale were used to redeem an aggregate $30.3 million principal amount of the Senior Secured Notes as required by the Indenture.

On April 7, 2020, the Company completed the sale of substantially all of the assets of the cemetery, funeral establishment and crematory commonly known as Olivet Memorial Park, Olivet Funeral and Cremation Services and Olivet Memorial Park & Crematory pursuant to the terms of an asset sale agreement (the “Olivet Agreement”) with Cypress Lawn Cemetery Association for an aggregate cash purchase price of $25.0 million, subject to certain adjustments (the “Olivet Sale”), and the assumption of certain liabilities, including $17.1 million in land purchase obligations. The Olivet Sale resulted in a gain of $7.2 million for the Company, which is included in the accompanying statements of operations for the year ended December 31, 2020. The Company used net proceeds of $20.5 million to redeem additional Senior Secured Notes as required by the Indenture.

On November 3, 2020, the Company completed the sale of substantially all of the Company’s remaining California properties, consisting of five cemeteries, six funeral establishments and four crematories (the “Remaining California Assets”) pursuant to the terms of an asset sale agreement (the “California Agreement”) with certain entities owned by John Yeatman and Guy Saxton for a cash purchase price of $7.1 million, subject to certain closing adjustments (the “Remaining California Sale” and together with the Olivet Sale, the “Total California Sale”). The Company used net proceeds of $5.7 million to redeem $5.6 million in principal amount of additional Senior Secured Notes as required by the Indenture. During the year ended December 31, 2020, the Company recorded an impairment charge of $2.2 million to reduce the carrying value of the Remaining California Assets to their fair value, which is presented in Net gain on sale of businesses in the accompanying consolidated statement of operations.

On November 6, 2020, the Company entered into an asset sale agreement (the “Clearstone Agreement”) with Clearstone Memorial Partners, LLC to sell substantially all of the Company’s assets in Oregon and Washington, consisting of nine cemeteries, ten funeral establishments and four crematories for a net cash purchase price of $6.2 million, subject to certain adjustments (the “Clearstone Sale”).

The Clearstone Agreement to sell the Clearstone Assets, together with the other divestitures completed in 2020 described above, represents a strategic exit from the West Coast. Therefore, the results of operations of the Clearstone Assets, and of the businesses sold in 2020 for the period before their respective sales, have been presented as discontinued operations on the accompanying consolidated statements of operations for the year ended December 31, 2020, and the prior period has been reclassified. Additionally, all of the assets and liabilities associated with the Clearstone Assets have been classified as held for sale on the accompanying consolidated balance sheet at December 31, 2020, and the prior period has been reclassified. The assets and liabilities of the businesses sold in 2020 have been presented as held for sale on the accompanying balance sheet at December 31, 2019.

The following table summarizes the results of discontinued operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Cemetery revenues	$8,551	$21,265
Funeral home revenues	8,277	11,015
Cost of goods sold	(1,425)	(3,086)
Cemetery expense	(2,478)	(4,511)
Selling expense	(2,416)	(5,637)
General and administrative expense	(2,274)	(3,401)
Depreciation and amortization	(243)	(628)
Funeral home expenses	(6,565)	(8,775)
Other gains (losses), net	—	(193)
Interest expense	(1,874)	(3,273)
(Loss) income from discontinued operations before income taxes	(447)	2,776
Net gain on sale of businesses	29,429	—
Income tax expense	—	—
Net income from discontinued operations	$28,982	$2,776

The following table summarizes the major classes of assets and liabilities that have been classified as held for sale in the consolidated balance sheets as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Clearstone	Other	Total	Clearstone	Total California	Oakmont	Other	Total
Assets
Current assets:
Accounts receivable, net of allowance	$230	$—	$230	$123	$1,657	$580	$—	$2,360
Prepaid expenses	—	—	—	41	118	34	—	193
Other current assets	104	—	104	98	162	35	—	295
Total current assets held for sale	334	—	334	262	1,937	649	—	2,848

Long-term accounts receivable, net of allowance	193	—	193	211	2,530	3,194	—	5,935
Cemetery property	3,492	350	3,842	4,601	15,518	5,811	350	26,280
Property and equipment, net of accumulated depreciation	2,529	—	2,529	9,215	2,574	2,762	150	14,701
Merchandise trusts, restricted, at fair value	14,831	—	14,831	15,587	24,440	6,673	—	46,700
Perpetual care trusts, restricted, at fair value	4,518	—	4,518	5,238	23,981	2,470	—	31,689
Deferred selling and obtaining costs	1,865	—	1,865	1,926	2,334	1,388	—	5,648
Other assets	463	—	463	505	1,978	411	—	2,894
Total assets held for sale	$28,225	$350	$28,575	$37,545	$75,292	$23,358	$500	$136,695

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$51	$—	$51	$42	$238	$102	$—	$382
Current portion, long-term debt	—	—	—	—	—	36	—	36
Other current liabilities	—	—	—	—	—	5,000	—	5,000
Total current liabilities held for sale	51	—	51	42	238	5,138	—	5,418

Deferred revenues	18,456	—	18,456	18,961	30,425	12,856	—	62,242
Perpetual care trust corpus	4,518	—	4,518	5,238	23,981	2,470	—	31,689
Other long-term liabilities	381	—	381	383	1,768	204	—	2,355
Total liabilities held for sale	$23,406	$—	$23,406	$24,624	$56,412	$20,668	$—	$101,704

The following table presents the depreciation and amortization, capital expenditures, sale proceeds and significant operating noncash items of the discontinued operations as of December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Cash flows from discontinued operating activities:
Depreciation and amortization	$243	$628
Gains on sales of discontinued operations businesses	29,429	—

Cash flows from discontinued investing activities:
Capital expenditures	$51	$3,860
Proceeds from sales of discontinued businesses	57,342	—

3.	IMPAIRMENT AND OTHER LOSSES

Goodwill Impairment Assessment

The Company recognized a $24.9 million goodwill impairment charge for the year ended December 31, 2019 to fully impair its goodwill following its interim goodwill impairment assessment as of September 30, 2019. As a result of such assessment, management concluded that the carrying value of the only reporting unit to which the Company allocated its goodwill, Cemetery Operations, exceeded its fair value, and the Company’s goodwill was fully impaired as of September 30, 2019. Refer to Note 9 Goodwill and Intangible Assets for further details.

Impairment of Long-Lived Assets

During each reporting period for the years ended December 31, 2020 and 2019, the Company performed step 1 of the ASC 360 Asset Impairment Test and identified all cemetery property and funeral home locations with an operating loss for the current reporting period, a trend of operating losses over the current fiscal year and/or a trend of operating losses over the previous five fiscal years. Of those locations identified during step 1, the Company recorded impairments for those locations for which step 2 of the ASC 360 Asset Impairment Test indicated the locations’ carrying values may not be recoverable. As a result of performing step 1 and step 2 of the ASC 360 Asset Impairment Test, the Company did not record an impairment for the year ended December 31, 2020, and recorded a $2.8 million impairment charge for certain cemetery property locations, which is included in Other losses, net in the accompanying consolidated statement of operations for the year ended December 31, 2019.

Termination of Management Agreement

The Company operates certain of its cemeteries under long-term leases, operating agreements and management agreements. On May 10, 2019, the Company terminated one of the management agreements and recorded a $2.1 million loss, which is included in Other losses, net in the accompanying consolidated statement of operations for the year ended December 31, 2019.

Inventory

Merchandise is sold to both at-need and pre-need customers. Merchandise allocated to service pre-need contractual obligations is recorded at cost and managed and stored by the Company until the Company services the underlying customer contract. Due to enhanced inventory control procedures implemented in late 2018, the Company determined that certain merchandise inventory allocated to pre-need customers had been damaged due to weather related deterioration occurring over a number of years or had otherwise been deemed impractical for use by management as a result of past operating practices relating to inventory. During 2019, the Company recorded estimated impairment losses of approximately $2.6 million related to this damaged and unusable merchandise. The impairment losses are included in Other losses in the accompanying consolidated statements of operations for the year ended December 31, 2019. The losses recorded represent management’s best estimate, and were based on estimates and assumptions that have been deemed reasonable by management and included percentages of merchandise deemed unusable. Management’s assessment process relied on estimates and assumptions that are inherently uncertain, and unanticipated events or circumstances may occur that might cause the Company to change those estimates and assumptions.

4.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	December 31, 2020	December 31, 2019
Customer receivables	$154,903	$147,557
Unearned finance income	(16,022)	(15,327)
Allowance for doubtful accounts	(5,711)	(5,408)
Accounts receivable, net of allowance	133,170	126,822
Less: Current portion, net of allowance	57,869	54,014
Long-term portion, net of allowance	$75,301	$72,808

Activity in the allowance for doubtful accounts was as follows (in thousands):

	December 31, 2020	December 31, 2019
Balance, beginning of period	$5,884	$4,941
Provision for doubtful accounts	6,275	7,559
Charge-offs, net	(6,267)	(6,616)
Amounts related to assets held for sale	(181)	(476)
Balance, end of period	$5,711	$5,408

Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories.

5.	CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	December 31, 2020	December 31, 2019
Cemetery land	$232,548	$228,887
Mausoleum crypts and lawn crypts	66,978	71,599
Cemetery property	$299,526	$300,486

The Company recorded an impairment of cemetery property during the year ended December 31, 2019. For further details see Note 3 Impairment and Other Losses.

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	December 31, 2020	December 31, 2019
Buildings and improvements	$112,345	$115,404
Furniture and equipment	53,199	54,143
Funeral home land	11,005	11,005
Property and equipment, gross	176,549	180,552
Less: Accumulated depreciation	(93,053)	(88,941)
Property and equipment, net of accumulated depreciation	$83,496	$91,611

Depreciation expense was $8.2 million and $9.4 million for the years ended December 31, 2020 and 2019, respectively.

7.	MERCHANDISE TRUSTS

At December 31, 2020 and 2019 the Company’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly and through mutual and investment funds. All of these investments are carried at fair value. All of these investments are subject to the fair value hierarchy and considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 18 Fair Value. There were no Level 3 assets in the Company’s merchandise trusts. When the Company receives a payment from a pre-need customer, the Company deposits the amount required by law into the merchandise trusts that may be subject to cancellation on demand by the pre-need customer. The Company’s merchandise trusts related to states in which pre-need customers may cancel contracts with the Company comprises 45.4% of the total merchandise trust as of December 31, 2020. The merchandise trusts are variable interest entities (“VIE”) of which the Company is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Company may be required to fund this shortfall.

The Company included $10.0 million and $9.7 million of investments held in trust as required by law by the West Virginia Funeral Directors Association at December 31, 2020 and 2019, respectively, in its merchandise trust assets. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Company’s merchandise trust activities for the years ended December 31, 2020 and 2019 is presented below (in thousands):

	Year ended December 31,
	2020	2019
Balance—beginning of period	$523,865	$488,248
Contributions	51,409	54,742
Distributions	(82,059)	(59,776)
Interest and dividends	34,232	29,367
Capital gain distributions	2,330	1,699
Realized gains and losses, net	(1,232)	3,246
Other than temporary impairment	(26,714)	(6,056)
Taxes	(408)	(556)
Fees	(7,077)	(4,268)
Unrealized change in fair value	21,938	17,219
Total	516,284	523,865
Less: Assets held for sale	(14,831)	(46,700)
Balance—end of period	$501,453	$477,165

During the years ended December 31, 2020 and 2019, purchases of available for sale securities were approximately $52.9 million and $54.4 million, respectively. During the years ended December 31, 2020 and 2019, sales, maturities and paydowns of available for sale securities were approximately $56.4 million and $38.1 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in the Company’s consolidated statement of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of December 31, 2020 and 2019 were as follows (in thousands):

December 31, 2020	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$41,039	$12	$—	$41,051
Fixed maturities:
U.S. governmental securities	2	1	—	—	1
Corporate debt securities	2	2,818	638	—	3,456
Other debt securities	2	23,165	1,578	(1,332)	23,411
Total fixed maturities		25,984	2,216	(1,332)	26,868
Mutual funds—debt securities	1	6,097	306	—	6,403
Mutual funds—equity securities	1	26,356	43	(154)	26,245
Other investment funds(1)		337,565	32,461	(8,812)	361,214
Equity securities	1	35,055	5,544	(19)	40,580
Other invested assets	2	3,875	79	—	3,954
Total investments		475,971	40,661	(10,317)	506,315
West Virginia Trust Receivable		10,190	—	(221)	9,969
Total		$486,161	$40,661	$(10,538)	$516,284
Less: Assets held for sale					(14,831)
Total		$486,161	$40,661	$(10,538)	$501,453
(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Company’s consolidated balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of zero to five years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2020, there were $47.8 million in unfunded investment commitments to the private credit funds, which are callable at any time.

December 31, 2019	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$144,610	$—	$—	$144,610
Fixed maturities:
U.S. governmental securities	2	456	6	(65)	397
Corporate debt securities	2	783	14	(133)	664
Total fixed maturities		1,239	20	(198)	1,061
Mutual funds—debt securities	1	67,801	1,857	(6)	69,652
Mutual funds—equity securities	1	46,609	1,744	-	48,353
Other investment funds(1)		213,024	6,366	(2,953)	216,437
Equity securities	1	24,386	1,327	(4)	25,709
Other invested assets	2	8,360	32	—	8,392
Total investments		506,029	11,346	(3,161)	514,214
West Virginia Trust Receivable		9,651	—	—	9,651
Total		$515,680	$11,346	$(3,161)	$523,865
Less: Assets held for sale					(46,700)
Total		$515,680	$11,346	$(3,161)	$477,165

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

The contractual maturities of debt securities as of December 31, 2020 and 2019 were as follows (in thousands):

December 31, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$—
Corporate debt securities	—	3,456	—	—
Other debt securities	18,392	5,019	—	—
Total fixed maturities	$18,392	$8,476	$—	$—

December 31, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$112	$78	$193	$13
Corporate debt securities	101	546	16	—
Total fixed maturities	$213	$624	$209	$13

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the merchandise trusts as of December 31, 2020 and 2019 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	—
Other debt securities	18,392	1,332	—	—	18,392	1,332
Total fixed maturities	18,392	1,332	—	—	18,392	1,332
Mutual funds—debt securities	—	—	—	—	—	—
Mutual funds—equity securities	128	154	—	—	128	154
Other investment funds	75,799	8,812	—	—	75,799	8,812
Equity securities	82	19	—	—	82	19
Total	$94,401	$10,317	$—	$—	$94,401	$10,317

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$90	$1	$397	$64	$487	$65
Corporate debt securities	198	29	424	104	622	133
Total fixed maturities	288	30	821	168	1,109	198
Mutual funds—debt securities	241	6	—	—	241	6
Mutual funds—equity securities	—	—	—	—	—	—
Other investment funds	54,782	2,953	—	—	54,782	2,953
Equity securities	3	4	—	—	3	4
Total	$55,314	$2,993	$821	$168	$56,135	$3,161

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the year ended December 31, 2020, the Company determined, based on its review, that there were 57 securities with an aggregate cost basis of approximately $106.4 million and an aggregate fair value of approximately $79.7 million, resulting in an impairment of $26.7 million, with such impairment considered to be other-than-temporary due to credit indicators. During the year ended December 31, 2019, the Company determined, based on its review, that there were 102 securities with an aggregate cost basis of approximately $178.2 million and an aggregate fair value of approximately $172.2 million, resulting in an impairment of $6.1 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset these changes against deferred merchandise trust revenue. These adjustments to deferred revenue will be reflected within the Company’s consolidated statements of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

8.	PERPETUAL CARE TRUSTS

At December 31, 2020 and 2019 the Company’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 18 Fair Value. There were no Level 3 assets in the Company’s perpetual care trusts. The perpetual care trusts are VIEs for which the Company is the primary beneficiary.

A reconciliation of the Company’s perpetual care trust activities for the year ended December 31, 2020 and 2019 is presented below (in thousands):

	Year ended December 31,
	2020	2019
Balance—beginning of period	$346,089	$330,562
Contributions	8,500	7,575
Distributions	(48,820)	(20,598)
Interest and dividends	24,746	20,201
Capital gain distributions	844	2,112
Realized gains and losses, net	(301)	3,121
Other than temporary impairment	(14,710)	(3,941)
Taxes	(616)	(547)
Fees	(3,161)	(3,176)
Unrealized change in fair value	4,175	10,780
Total	316,746	346,089
Less: Assets held for sale	(4,518)	(31,689)
Balance—end of period	$312,228	$314,400

During the year ended December 31, 2020 and 2019, purchases of available for sale securities were approximately $16.1 million and $46.4 million, respectively. During the year ended December 31, 2020 and 2019, sales, maturities and paydowns of available for sale securities were approximately $42.1 million and $29.0 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in the Company’s consolidated statements of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of December 31, 2020 and 2019 were as follows (in thousands):
December 31, 2020	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$21,217	$—	$—	$21,217
Fixed maturities:
U.S. governmental securities	2	48	4	—	52
Corporate debt securities	2	505	92	(44)	553
Other debt securities	2	433	—	(28)	405
Total fixed maturities		986	96	(72)	1,010
Mutual funds—debt securities	1	2,386	62	(9)	2,439
Mutual funds—equity securities	1	9,240	1,244	(7)	10,477
Other investment funds(1)		247,845	21,952	(10,813)	258,984
Equity securities	1	21,748	873	(19)	22,602
Other invested assets	2	16	1	—	17
Total investments		$303,438	$24,228	$(10,920)	$316,746
Less: Assets held for sale					(4,518)
Total		$303,438	$24,228	$(10,920)	$312,228

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Company’s consolidated balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to six years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2020 there were $41.1 million in unfunded investment commitments to the private credit funds, which are callable at any time.

December 31, 2019	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$50,358	$—	$—	$50,358
Fixed maturities:
U.S. governmental securities	2	1,069	32	(52)	1,049
Corporate debt securities	2	2,020	22	(142)	1,900
Total fixed maturities		3,089	54	(194)	2,949
Mutual funds—debt securities	1	49,963	1,439	(38)	51,364
Mutual funds—equity securities	1	16,698	1,617	(66)	18,249
Other investment funds(1)		186,355	10,526	(5,472)	191,409
Equity securities	1	30,423	1,333	(12)	31,744
Other invested assets	2	16	—	—	16
Total investments		$336,902	$14,969	$(5,782)	$346,089
Less: Assets held for sale					(31,689)
Total		$336,902	$14,969	$(5,782)	$314,400

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

The contractual maturities of debt securities as of December 31, 2020 and 2019, were as follows (in thousands):

December 31, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$25	$6	$—	$21
Corporate debt securities	—	553	—	—
Other debt securities	405	—	—	—
Total fixed maturities	$430	$559	$—	$21

December 31, 2019	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$60	$192	$684	$114
Corporate debt securities	294	1,522	84	-
Total fixed maturities	$354	$1,714	$768	$114

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the perpetual care trusts as of December 31, 2020 and 2019 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$990	$—	$990	$—
Corporate debt securities	—	—	1,959	44	1,959	44
Other debt securities	405	28	—	—	405	28
Total fixed maturities	405	28	2,949	44	3,354	72
Mutual funds—debt securities	600	9	—	—	600	9
Mutual funds—equity securities	288	7	—	—	288	7
Other investment funds	74,885	10,813	—	—	74,885	10,813
Equity securities	45	4	19	15	64	19
Total	$76,223	$10,861	$2,968	$59	$79,191	$10,920

	Less than 12 months		12 months or more		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$291	$4	$942	$48	$1,233	$52
Corporate debt securities	463	46	1,887	96	2,350	142
Total fixed maturities	754	50	2,829	144	3,583	194
Mutual funds—debt securities	2,856	38	-	-	2,856	38
Mutual funds—equity securities	566	66	—	-	566	66
Other investment funds	53,426	5,472	—	—	53,426	5,472
Equity securities	121	12	-	-	121	12
Total	$57,723	$5,638	$2,829	$144	$60,552	$5,782

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the year ended December 31, 2020, the Company determined that there were 49 securities with an aggregate cost basis of approximately $63.6 million and an aggregate fair value of approximately $48.9 million, resulting in an impairment of $14.7 million, with such impairment considered to be other-than-temporary. During the year ended December 31, 2019, the Company determined that there were 79 securities with an aggregate cost basis of approximately $85.7 million and an aggregate fair value of approximately $81.8 million, resulting in an impairment of $3.9 million, with such impairment considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value with the offset going against the liability for perpetual care trust corpus in its consolidated balance sheet.

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

The following table reflects the components of intangible assets at December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Lease and management agreements	$59,758	$(6,557)	$53,201	$59,758	$(5,561)	$54,197
Underlying contract value	2,593	(745)	1,848	2,593	(681)	1,912
Non-compete agreements	406	(406)	-	406	(341)	65
Other intangible assets	259	(214)	45	269	(197)	72
Total intangible assets	$63,016	$(7,922)	$55,094	$63,026	$(6,780)	$56,246

As a result of the adoption of ASU 2016-02 on January 1, 2019, the Company recorded a $1.1 million reclassification from Other intangible assets to Other assets for below market lease intangibles. On May 10, 2019, the Company terminated one of its management agreements and therefore reduced the carrying amount of its underlying contract value intangible balance by $2.7 million.

Amortization expense for intangible assets was $1.2 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively. The following table presents estimated amortization expense related to intangible assets with finite lives for each of the next five years (in thousands):

2021	$1,071
2022	$1,071
2023	$1,071
2024	$1,071
2025	$1,065

10.	LONG-TERM DEBT

Total debt consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
9.875%/11.500% Senior Secured PIK Toggle Notes, due June 2024	$335,328	$380,619
Insurance and vehicle financing	361	574
Less deferred financing costs, net of accumulated amortization	(14,657)	(12,856)
Total debt	321,032	368,337
Less current maturities	(317)	(374)
Total long-term debt	$320,715	$367,963

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

On December 31, 2019, the Company, the subsidiary guarantors party thereto, the Issuers and the Trustee entered into the First Supplemental Indenture (the “First Supplemental Indenture”), on January 30, 2020, the Company, LP Sub, the Issuers and the Trustee entered into the Second Supplemental Indenture (the “Second Supplemental Indenture) and on April 1, 2020, the Issuers and the Trustee entered into the Third Supplemental Indenture (the “Third Supplemental Indenture” and, collectively with the Original Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”).

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

The Issuers can elect to pay interest at either a fixed rate of 9.875% per annum in cash or, at their option through January 30, 2022, a fixed rate of 7.50% per annum in cash plus a fixed rate of 4.00% per annum payable in kind by increasing the principal amount of the Senior Secured Notes or by issuing additional Senior Secured Notes. The Senior Secured Notes will require cash interest payments at 9.875% for all interest periods after January 30, 2022. The Company currently expects to pay quarterly interest at the fixed rate of 9.875% per annum in cash for the remaining term of the notes. Interest is payable quarterly in arrears on the 30th day of each March, June, September and December, commencing September 30, 2019. The Senior Secured Notes mature on June 30, 2024.

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

The Issuers are obligated to redeem the Senior Secured Notes with the net cash proceeds of certain dispositions described in the Indenture, tax refunds, insurance or condemnation proceeds and certain other extraordinary receipts. The redemption price for such redemptions is the principal balance of the Senior Secured Notes being redeemed, all accrued and unpaid interest thereon plus, with respect to redemptions from asset dispositions with net proceeds in excess of $55.0 million, an Applicable Premium of 2% of the principal amount so redeemed. As of December 31, 2020, the Issuers had redeemed approximately $60.0 million of the Senior Secured Notes with the net cash proceeds from dispositions.

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

The Indenture includes financial covenants pursuant to which the Issuers will not permit:

•

the ratio of the sum of the Operating Cash Flow Amount plus Cash Interest Expense to Cash Interest Expense, or the Consolidated Interest Coverage Ratio, for the twelve months ending as of each date set forth below, to be less than:

December 31, 2020	0.00x
March 31, 2021	0.75x
June 30, 2021	1.10x
September 30, 2021	1.35x
December 31, 2021	1.45x
March 31, 2022 and each quarter end thereafter	1.50x

•

the aggregate amount of Capital Expenditures for the prior four fiscal quarters as of the last day of any fiscal quarter beginning with the fiscal quarter ended September 30, 2019 to be more than $20.0 million;

•

the average daily balance of Unrestricted Cash and unrestricted Permitted Investments of the Company and its subsidiaries as of the end of any day for any 10-business day period to be less than $12.5 million; or

•

the ratio of the (a) the sum of Unrestricted Cash, accounts receivable and merchandise trust account balances to (b) the aggregate principal or face amount of Consolidated Funded Indebtedness, or Asset Coverage Test, for the applicable measurement period as of the last day of December 31, 2020 to be less than 1.40:1.00, and for any subsequent quarter through maturity to be less than 1.60:1.00.

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

As of December 31, 2020, the Company was in compliance with the covenants of the Indenture.

Registration Rights Agreement

In connection with the sale of the Senior Secured Notes, on June 27, 2019, the Issuers, the Guarantors party thereto and the Initial Purchasers entered into a Registration Rights Agreement, pursuant to which the Issuers and the Guarantors agreed, for the benefit of the holders of the Senior Secured Notes, to use their commercially reasonable efforts to file a registration statement with the SEC with respect to a registered offer to exchange the Senior Secured Notes for new “exchange” notes having terms substantially identical in all material respects to the Senior Secured Notes, with certain exceptions (the “Exchange Offer”). On July 10, 2020, the Issuers and the Guarantors completed the Exchange Offer by issuing an aggregate of $349,582,918 of Senior Secured Notes and guarantees thereof that had been registered pursuant to a registration statement that had been filed with and declared effective by the SEC in exchange for the same amount of Senior Secured Notes and guarantees thereof originally issued on June 27, 2019.

Deferred Financing Costs

In connection with the Supplemental Indenture, the Company paid a consent fee of $5.0 million, consisting of a cash payment of $3.5 million and $1.5 million paid in kind, that was recorded as deferred financing fees, which have been deferred and are being amortized over the life of the Senior Secured Notes, using the effective interest method.

For the years ended December 31, 2020 and 2019, the Company recognized $3.9 million and $7.3 million, respectively, of amortization of deferred financing fees on its various debt facilities.

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

Capital Stock

Effective as of the C-Corporation Conversion, the Company is authorized to issue two classes of capital stock: common stock, $0.01 par value per share (“Common Stock”) and preferred stock, $0.01 par value per share (“Preferred Stock”). At December 31, 2020, 117,871,141 million shares of Common Stock were issued and outstanding and no shares of Preferred Stock were issued or outstanding. At December 31, 2020, there were 82,128,859 shares of Common Stock available for issuance, including 880,363 shares available for issuance as stock-based incentive compensation under the Amended and Restated StoneMor Inc. 2019 Long-term Incentive Plan (the “2019 Plan”), and 10,000,000 shares of Preferred Stock available for issuance.

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

12.	INCOME TAXES

The C-Corporation Conversion on December 31, 2019 was considered a change in tax status, and therefore, the Company recorded deferred tax assets and liabilities attributable to differences between the carrying amounts and tax basis of existing assets and liabilities on its consolidated balance sheets as of the consummation date of the C-Corporation Conversion. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date for the new tax rates. The Company also recognized a valuation allowance against its deferred tax assets, as the Company deemed it more likely than not that some portion or all of the recorded deferred tax assets will not be realizable in future periods. Prior to December 31, 2019, the Company was not subject to U.S. federal income tax and most state income taxes, as it was structured as a master limited partnership. The taxable income for the Company flowed through to the partners for the fiscal years prior to January 1, 2020 and could vary from the net income reported on the Company’s consolidated statements of operations for the year ended December 31, 2019. Since the Company consummated the C-Corporation Conversion on December 31, 2019, the Company’s taxable income for the year ended December 31, 2019 continued to flow through to the partners.

Additionally as a result of the C-Corporation Conversion, the Company files a consolidated federal income tax return for StoneMor Inc. for all fiscal periods following the consummation date of the C-Corporation Conversion. The Company recognized a $7.5 million tax benefit for the year ended December 31, 2019 related to the projected tax consequences of filing a consolidated federal income tax return for StoneMor Inc. and its subsidiaries. Prior to the C-Corporation Conversion, corporate subsidiaries of the Partnership were historically subject to federal income tax and most state income taxes, and the Partnership was required to file separate federal income tax returns for many of its corporate subsidiaries. Deferred tax assets of the individual corporate subsidiaries could not be offset against the deferred liabilities of other individual corporate subsidiaries.

Income tax (expense) benefit from continuing operations for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019
Current provision:
State	$(60)	$(73)
Federal	—	—
Foreign	25	(187)
Total	(35)	(260)
Deferred provision:
State	(62)	(6,704)
Federal	4,856	(21,210)
Foreign	96	(30)
Total	4,890	(27,944)
Total income tax benefit (expense)	$4,855	$(28,204)

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2020	2019
U.S. statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal income tax benefit	0.1%	(4.5)%
Tax exempt (income) loss	(2.1)%	(1.2)%
Valuation allowance	7.0%	(8.0)%
Divestiture impact on valuation allowance	(14.4)%	—%
Company's earnings not subject to tax	—%	(0.2)%
Change in tax status	—%	(27.2)%
Permanent differences	(0.1)%	(2.7)%
Effective tax rate	11.5%	(22.8)%

The effective tax rate increased in 2019 as a result of the deferred tax liabilities the Company had to record in connection with the C-Corporation Conversion. During 2020, the Company received a benefit for federal purposes associated with filing a consolidated return which allows income and losses to be offset among the members of the affiliated group. The temporary differences in 2019 related to these deferred tax liabilities will reverse over the lives of the various cemeteries, which range from an average 100 to 300 years.

The components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Prepaid expenses	$15,780	$13,010
State net operating loss	26,015	26,121
Federal net operating loss	86,651	88,818
Foreign net operating loss	9,171	8,656
Other	51	55
Valuation allowance	(101,629)	(103,336)
Total deferred tax assets	36,039	33,324
Deferred tax liabilities:
Property, plant and equipment	30,880	28,399
Deferred revenue related to future revenues and accounts receivable	29,480	33,582
Deferred revenue related to cemetery property	5,322	5,875
Total deferred tax liabilities	65,682	67,856
Net deferred tax liabilities	$29,643	$34,532

Net deferred tax assets and liabilities were classified on the consolidated balance sheets as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets	$9	$81
Noncurrent assets	9	81
Deferred tax assets	36,030	33,243
Deferred tax liabilities	65,682	67,856
Noncurrent liabilities	29,652	34,613
Net deferred tax liabilities	$29,643	$34,532

At December 31, 2020, the Company had available approximately $0.1 million of alternative minimum tax credit carryforwards and approximately $413.0 million and $540.0 million of federal and state net operating loss (“NOL”) carryforwards, respectively, a portion of which expires annually.

Management periodically evaluates all evidence both positive and negative in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is required. The vast majority of the Company’s taxable subsidiaries continue to accumulate deferred tax assets that on a more likely than not basis will not be realized. A full valuation allowance continues to be maintained on these taxable subsidiaries. Along with other previous transfers of the Company’s interests, the Company believes the Recapitalization Transactions in June 2019 caused a “change of control” for income tax purposes, which significantly limits the Company’s ability to use NOLs and certain other tax assets to offset future taxable income. The valuation allowance increased in 2019 due to management’s evaluation of the future limitation on the Company’s ability to offset future deferred tax liabilities with net operating loss carryovers and certain other deferred tax assets.

At December 31, 2020, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believed it was more likely than not that the Company will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

In accordance with applicable accounting standards, the Company recognizes only the impact of income tax positions that, based upon their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. At December 31, 2020 and 2019, the Company had no material uncertain tax positions.

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

Deferred revenues and related costs consisted of the following (in thousands):

	December 31, 2020	December 31, 2019

Deferred contract revenues	$832,373	$799,058
Deferred merchandise trust revenue	87,218	93,657
Deferred merchandise trust unrealized gains (losses)	29,573	7,274
Deferred revenues	$949,164	$899,989
Deferred selling and obtaining costs	$116,900	$110,684

For the years ended December 31, 2020 and 2019, the Company recognized $60.1 million and $64.1 million, respectively, of the customer contract liabilities balance that existed at December 31, 2019 and 2018, respectively, as revenue.

The components of the customer contract liabilities, net in the Company’s consolidated balance sheets at December 31, 2020 and December 31, 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019

Customer contract liabilities, gross	$973,444	$921,488
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts	(24,280)	(21,499)
Customer contract liabilities, net	$949,164	$899,989

The Company expects to service approximately 55% of its deferred revenue that existed at December 31, 2020 and 2019 in the first 4-5 years and approximately 80% of its deferred revenue that existed at December 31, 2020 and 2019 within 18 years. The Company cannot estimate the period when it expects its remaining performance obligations will be recognized, because certain performance obligations will only be satisfied at the time of death.

14. LONG-TERM INCENTIVE PLAN

The Board, on behalf of the general partner of StoneMor Partners L.P., originally approved the incentive plan (as amended from time to time, the “2019 Plan”) effective March 27, 2019 and an amendment thereto on December 18, 2019 that increased to 8,500,000 the number of units authorized for issuance under the incentive plan. On December 31, 2019, the Board approved the assumption of the incentive plan and all outstanding awards thereunder by the Company in connection with the C-Corporation Conversion. On May 5, 2020, the Board approved the second amendment to the incentive plan, which increased the number of shares of common stock reserved for delivery under the incentive plan by 1,375,000 shares, and our stockholders approved the 2019 Plan at the 2020 Annual Meeting of Stockholders.

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

Stock options

During the years ended December 31, 2020 and 2019, the Compensation Committee approved the granting of non-qualified stock options to employees of the Company, including certain members of senior management, to purchase an aggregate of 800,000 and 5.5 million common shares, respectively, with a weighted average grant date fair value of $0.49 per share and $0.34 per share, respectively. The option awards vest in three equal annual installments on the anniversary of the grant date (or first business day thereafter), provided that the recipient remains employed by the Company. The Company measured the grant-date fair values of the options utilizing the Black-Scholes model and recognizes stock-based compensation expense on a straight-line basis over the weighted-average service period, which is expected to be three years. The option awards expire no later than 10 years from the date of grant.

A rollforward of stock options as of December 31, 2020 is as follows:

	Number of Stock Options	Weighted Average Exercise Price Per Share ($)
Total outstanding at December 31, 2019	5,500,000	1.20
Granted	800,000	1.71
Exercised	—	—
Forfeited	(225,000)	1.20
Expired	—	—
Total outstanding at December 31, 2020	6,075,000	1.27
Options expected to vest	6,075,000	1.27
Options exercisable	1,758,333	1.20

At December 31, 2020, the aggregate intrinsic value of total options outstanding and expected to vest was $8.3 million and the weighted average remaining contractual term was 9.1 years. The aggregate intrinsic value of options exercisable at December 31, 2020 was $2.5 million. The total fair value of options vested during the year ended December 31, 2020 was $0.6 million.

For the year ended December 31, 2020, non-cash compensation expense related to stock options was $0.6 million and such expense was not material for the year ended December 31, 2019. As of December 31, 2020, total unrecognized compensation cost related to unvested stock options was $1.6 million, which the Company expects to recognize over the remaining weighted-average period of 2.2 years.

Assumptions used in calculating the fair value of stock options granted during the year are summarized below:

	2020	2019
Valuation assumptions:
Risk-free interest rate	0.50%	1.78%
Expected volatility	31.15%	23.41%
Expected term (years)	6.0	6.0
Exercise price per stock option	$1.71	$1.20
Expected dividend yield	None	None

Restricted stock and restricted phantom stock

On December 3, 2020, the Compensation Committee approved the granting of 800,000 shares of restricted common stock to employees of the Company, including certain members of senior management. The restricted stock awards vest in three equal annual installments on the anniversary of the grant date (or first business day thereafter), provided that the recipient remains employed by the Company.

Restricted phantom stock awards represent contingent rights to receive a common share or an amount of cash, or a combination of both, based upon the value of a common share. Phantom shares become payable, in cash or common stock, at the Company’s election, upon the separation of the holder from service or upon the occurrence of certain other events specified in the 2019 Plan or the underlying agreements. During the year ended December 31, 2020, the Company granted 106,189 restricted phantom shares to directors.

A rollforward of restricted stock and phantom stock awards as of December 31, 2020 is as follows:

	Number of Restricted Stock and Phantom Stock Awards	Weighted Average Grant Date Fair Value ($)
Total non-vested at December 31, 2019	559,218	3.67
Granted	906,189	1.65
Vested	(187,500)	3.88
Forfeited	—	—
Total non-vested at December 31, 2020	1,277,907	2.17

For the years ended December 31, 2020 and 2019, the Company recognized $0.8 million and $3.6 million, respectively, of non-cash compensation expense related to restricted stock and phantom stock awards into earnings. As of December 31, 2020, total unamortized compensation cost related to unvested restricted stock awards was $2.4 million, which the Company expects to recognize over the remaining weighted-average period of 2.3 years.

On April 15, 2019, the Compensation Committee approved the award of 1,015,047 phantom unit awards consisting of 494,421 phantom units subject to time-based vesting (“TVUs”) and 520,626 phantom units subject to performance-based vesting (“PVUs”) to certain members of the Company’s senior management. The TVUs had a vesting period equal to three equal annual installments on each April 3 (or first business day thereafter) commencing on April 3, 2020. The PVUs vested based on the extent, if any, to which the Compensation Committee determines that the performance conditions established by the Compensation Committee have been achieved or waived in writing. Also on April 15, 2019, an additional 275,000 restricted units were awarded to an officer of the Company pursuant to his employment agreement that were scheduled to vest in equal quarterly installments over a four-year period commencing on July 15, 2019, the three month anniversary of the grant date.

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

15.COMMITMENTS AND CONTINGENCIES

Legal

The Company is subject to state law claims that certain of its officers and directors breached their fiduciary duties, as well as a claim under federal law that certain of the Company’s prior proxy disclosures were misleading. The Company could also become subject to additional claims and legal proceedings relating to the factual allegations made in these actions. While management cannot reasonably estimate the potential exposure in these matters at this time, if we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs, subject to certain insurance coverages. Management has determined that, based on the status of the claims and legal proceedings described below, the amount of the potential losses cannot be reasonably estimated at this time. These actions are summarized below.

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

•

Fried v. Axelrod, et al., C.A. No. 2020-1065-SG, pending in the Chancery Court of the State of Delaware and filed on December 16, 2020.  The plaintiff in this case brought an action he seeks to have certified as a class action that asserts claims against Axar, Andrew M. Axelrod and the other individuals who were directors at the time of the transactions in question and against the Company as a nominal defendant. The complaint includes direct claims against all individual defendants and derivative claims against the individual defendants other than Mr. Axelrod for breach of fiduciary duty in approving certain transactions in connection with the Company’s sale of preferred and common stock to Axar and certain accounts managed by Axar (the “Axar Stock Purchase”). The complaint also includes derivative claims against Axar for breach of fiduciary duty and unjust enrichment in connection with those same transactions as well as direct claims against both Axar and Mr. Axelrod for breach of fiduciary duty with respect to those transactions. Finally, the complaint includes a derivative claim against all individual defendants for breach of fiduciary duty in connection with the approval of a related-party investment disclosed by the Company. The plaintiff seeks rescission of the transactions contemplated by the Axar Stock Purchase and the related-party investment and/or an award of damages as well as attorneys’ fees and costs.  On January 6, 2021, a motion to dismiss the complaint was filed on behalf of the Company and the individual defendants other than Mr. Axelrod and on January 11, 2021, a motion to dismiss the complaint was filed on behalf of Axar and Mr. Axelrod.

The Company is party to other legal proceedings in the ordinary course of its business, but does not believe it is reasonably possible that the outcome of any proceedings, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows. The Company carries insurance with coverage and coverage limits that it believes to be customary in the cemetery and funeral home industry. Although there can be no assurance that such insurance will be sufficient to protect the Company against all contingencies, Management believes that the insurance protection is reasonable in view of the nature and scope of the Company’s operations.

Other

On April 2, 2020, the Company entered into two multi-year Master Services Agreements (the “MSAs”) with Moon Landscaping, Inc. and its affiliate, Rickert Landscaping, Inc. (collectively “Moon”). Under the terms of the MSAs, Moon provides all grounds and maintenance services at most of the funeral homes, cemeteries and other properties the Company owns or manages. The contractual remaining amounts due to Moon by year and in total are as follows (in thousands):

2021	$50,107
2022	$51,109
2023	$52,131
2024	$53,174
Total	$206,521

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

In May 2014, the Company entered into lease and management agreements with the Archdiocese of Philadelphia, pursuant to which the Company has committed to pay aggregate fixed rent of $36.0 million in the following amounts:

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

For the years ended December 31, 2020 and 2019, the Company recognized severance expense of $0.5 million and $1.5 million, respectively, for these workforce reductions, which is included in Cemetery expense, Funeral home services expense and Corporate overhead. The following table summarizes the activity in the severance liability recognized for these workforce reductions in the accompanying consolidated balance sheet as of December 31, 2020 and 2019, by reportable segment (in thousands):

	Cemetery Operations	Funeral Home Operations	Corporate	Consolidated
Balance at January 1, 2019	$—	$—	$—	$—
Accruals	935	25	583	1,543
Cash payments	(849)	(25)	(519)	(1,393)
Balance at December 31, 2019	86	—	64	150
Accruals	229	20	201	450
Cash payments	(315)	(20)	(265)	(600)
Balance at December 31, 2020	$—	$—	$—	$—

The Company does not expect to incur any additional charges related to these initiatives.

17.	LEASES

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

The Company has the following balances recorded on its consolidated balance sheets related to leases (in thousands):

	December 31, 2020	December 31, 2019
Assets:
Operating	$5,171	$10,570
Finance	4,296	5,685
Total ROU assets(1)	$9,467	$16,255
Liabilities:
Current
Operating	$1,182	$2,022
Finance	1,416	1,200
Long-term
Operating	3,441	11,495
Finance	2,592	4,302
Total lease liabilities(2)	$8,631	$19,019
(1)	The Company’s ROU operating assets and finance assets are presented within Other assets and Property and equipment, net of accumulated depreciation, respectively in its consolidated balance sheet.
(2)	The Company’s current and long-term lease liabilities are presented within Accounts payable and accrued liabilities and Other long-term liabilities, respectively, in its consolidated balance sheet.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The weighted average borrowing rates for operating and finance leases were 10.5% and 8.6%, respectively as of December 31, 2020.

The components of lease expense were as follows (in thousands):

		Year ended December 31,
		2020	2019
Lease cost	Classification
Operating lease costs(1)	General and administrative expense	$2,967	$3,628
Finance lease costs
Amortization of leased assets	Depreciation and Amortization	1,215	1,282
Interest on lease liabilities	Interest expense	421	495
Short-term lease costs(2)	General and administrative expense	—	—
Net Lease costs		$4,603	$5,405
(1)	The Company includes its variable lease costs under operating lease costs as these variable lease costs are immaterial.
(2)	The Company does not have any short-term leases with lease terms greater than one month.

Maturities of the Company’s lease liabilities as of December 31, 2020 were as follows (in thousands):

Year ending December 31,	Operating	Finance
2021	$1,615	$1,791
2022	1,186	1,939
2023	881	643
2024	702	107
2025	595	33
Thereafter	1,092	—
Total	$6,071	$4,513
Less: Interest	(1,448)	(505)
Present value of lease liabilities	$4,623	$4,008

Maturities of the Company’s lease liabilities as of as of December 31, 2019 were as follows (in thousands):

Year ending December 31,	Operating	Finance
2020	$3,283	$1,759
2021	2,783	1,838
2022	2,455	2,026
2023	2,190	708
2024	2,046	106
Thereafter	6,348	—
Total	$19,105	$6,437
Less: Interest	(5,588)	(935)
Present value of lease liabilities	$13,517	$5,502

Operating and finance lease payments include $1.8 million related to options to extend lease terms that are reasonably certain of being exercised and $1.9 million related to residual value guarantees. The weighted-average remaining lease term for the Company’s operating and finance leases was 5.3 years and 1.9 years, respectively, as of December 31, 2020.

As of December 31, 2020, the Company had one additional operating lease that had not yet commenced, which is discussed below, and did not have any lease transactions with its related parties. In addition, as of December 31, 2020, the Company had not entered into any new sale-leaseback arrangements.

In November 2020, the Company terminated its existing corporate office lease in Trevose, PA resulting in a one-time termination fee of $850,000. Simultaneously, the Company executed a new corporate office lease in Bensalem, PA with a new landlord for an eight year term commencing April 1, 2021. The Company expects that the termination of the original office lease will result in cash savings of approximately $5.0 million over the remaining term of the original lease of eight years, not including utilities and CAM savings from the reduced footprint.

18.	FAIR VALUE

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

Recurring Fair Value Measurement

At December 31, 2020 and 2019, the two financial instruments measured by the Company at fair value on a recurring basis were its merchandise and perpetual care trusts, which consist of investments in debt and equity marketable securities and cash equivalents that are carried at fair value and are classified as either Level 1 or Level 2. For further details, see Note 7 Merchandise Trusts and Note 8 Perpetual Care Trusts of this Annual Report.

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

Non-Recurring Fair Value Measurement

The Company may be required to measure certain assets and liabilities at fair value, such as its indefinite-lived assets and long-lived assets, on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from impairment charges. As of December 31, 2020, the Company adjusted the fair value of one of its cemeteries and one of its funeral homes sold in 2020 to mark them down to the selling prices which were lower than the carrying value of the funeral homes on the Company’s consolidated balance sheets, and the resulting impairment charges were recorded in Other losses, net in the accompanying consolidated statement of operations for the year ended December 31, 2020. As of December 31, 2019, the Company adjusted the fair value of two of its funeral homes sold in 2019 to mark them down to the selling prices which were lower than the carrying value of the funeral homes on the Company’s consolidated balance sheets, and the resulting impairment charges were recorded in Other losses, net in the accompanying consolidated statement of operations for the year ended December 31, 2019. As the Company’s determination of the fair value of these assets were based on the quoted prices the Company received from the sellers, these assets held for sale were classified as Level 1 in the fair value hierarchy.

Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2020 and 2019 consisted of its Senior Secured Notes. The Senior Secured Notes are classified as Level 1 in the fair value hierarchy, as their fair value measurement is based on quoted market prices, obtained from Bloomberg, specific to the Company’s outstanding borrowings. At December 31, 2020 and 2019, the estimated fair value of the Company’s Senior Secured Notes was $350.2 million and $383.2 million, respectively, based on trades made on that date, compared with the carrying amount of $344.8 million and $392.8 million, respectively.

Credit and Market Risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of its cash and cash equivalents, trade receivables, merchandise trusts and perpetual care trusts.

The Company’s cash balances on deposit with financial institutions totaled $39.2 million and $34.9 million as of December 31, 2020 and 2019, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.

As of December 31, 2020 and 2019, the majority of the Company’s trade receivables were long-term trade account receivables, which typically consisted of interest-bearing installment contracts not to exceed 60 months. Significant customers are those that individually account for greater than 10% of the Company’s consolidated revenue or total accounts receivable. Due to the inherent nature of the Company’s business and consumer make-up, there were no customers whose trade receivables with the Company represented more than 10% of the Company’s total accounts receivable as of December 31, 2020 and 2019. The Company mitigates the credit risk associated with its long-term trade account receivables by performing credit evaluations and monitoring the payment patterns of its customers. Management continually evaluates customer receivables for impairment based on historical experience, including the age of the receivables and the customers’ payment pattern. The Company has a process in place to collect all receivables within 30 to 60 days of aging. As of December 31, 2020 and 2019, the Company had $5.7 million and $5.4 million, respectively, in allowance for doubtful accounts, based on historical cancellation rate trends. The Company wrote off $6.3 million and $6.6 million in bad debts during the years ended December 31, 2020 and 2019.

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

The Senior Secured Notes are guaranteed by the Company and its 100% owned subsidiaries, other than the co-issuers (except as to each other’s obligations thereunder), as described in Note 10 Long-Term Debt. The guarantees are full, unconditional, joint and several. The Partnership and CFS West Virginia are the co-issuers of the Senior Secured Notes.

StoneMor Inc. is the “Parent” for the consolidated financial statements presented as of and for the year ended December 31, 2020 and 2019. The Company’s consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 include the accounts of cemeteries operated under long-term leases, operating agreements and management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Company. The Company’s consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

The financial information presented below reflects the Company’s standalone accounts, the standalone accounts of the co-issuers, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Company’s consolidated accounts as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019. For the purpose of the following financial information, the Company’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$—	$37,560	$1,684	$—	$39,244
Restricted cash	—	—	—	20,846	—	—	20,846
Assets held for sale	—	—	—	28,575	—	—	28,575
Other current assets	—	—	3,707	63,010	13,326	—	80,043
Total current assets	—	—	3,707	149,991	15,010	—	168,708
Long-term accounts receivable	—	—	2,085	62,283	10,933	—	75,301
Cemetery and funeral home property and equipment	—	—	452	350,802	31,768	—	383,022
Merchandise trusts	—	—	—	—	501,453	—	501,453
Perpetual care trusts	—	—	—	—	312,228	—	312,228
Deferred selling and obtaining costs	—	—	5,916	91,958	19,026	—	116,900
Intangible assets	—	—	—	45	55,049	—	55,094
Other assets	—	—	—	19,667	2,590	—	22,257
Investments in and amounts due from affiliates eliminated upon consolidation	—	286,146	—	632,684	—	(918,830)	—
Total assets	$—	$286,146	$12,160	$1,307,430	$948,057	$(918,830)	$1,634,963
Liabilities and Owners' Equity
Other current liabilities	—	—	245	50,300	1,585	—	52,130
Liabilities held for sale	—	—	—	23,406	—	—	23,406
Long-term debt, net of deferred financing costs	—	286,146	32,531	2,038	—	—	320,715
Deferred revenues	—	—	34,994	791,111	123,059	—	949,164
Perpetual care trust corpus	—	—	—	—	312,228	—	312,228
Other long-term liabilities	—	—	—	52,588	17,145	—	69,733
Investments in and amounts due to affiliates eliminated upon consolidation	92,413	92,413	202,924	318,677	544,814	(1,251,241)	—
Total liabilities	92,413	378,559	270,694	1,238,120	998,831	(1,251,241)	1,727,376
Owners' equity	(92,413)	(92,413)	(258,534)	69,310	(50,774)	332,411	(92,413)
Total liabilities and owners' equity	$—	$286,146	$12,160	$1,307,430	$948,057	$(918,830)	$1,634,963

CONDENSED CONSOLIDATING BALANCE SHEET (continued)

December 31, 2019	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$—	$33,553	$1,314	$—	$34,867
Restricted cash	—	—	—	21,900	—	—	21,900
Assets held for sale	—	—	—	136,695	—	—	136,695
Other current assets	—	—	3,497	60,487	11,531	—	75,515
Total current assets	—	—	3,497	252,635	12,845	—	268,977
Long-term accounts receivable	—	—	2,557	60,383	9,868	—	72,808
Cemetery and funeral home property and equipment	—	—	609	359,718	31,770	—	392,097
Merchandise trusts	—	—	—	—	477,165	—	477,165
Perpetual care trusts	—	—	—	—	314,400	—	314,400
Deferred selling and obtaining costs	—	—	5,654	86,983	18,047	—	110,684
Intangible assets	—	—	—	136	56,110	—	56,246
Other assets	—	—	—	24,424	2,567	—	26,991
Investments in and amounts due from affiliates eliminated upon consolidation	—	301,531	—	608,332	—	(909,863)	—
Total assets	$—	$301,531	$12,317	$1,392,611	$922,772	$(909,863)	$1,719,368
Liabilities and Owners' Equity
Other current liabilities	—	—	161	53,726	1,466	—	55,353
Liabilities held for sale	—	—	—	101,704	—	—	101,704
Long-term debt, net of deferred financing costs	—	301,531	66,239	193	—	—	367,963
Deferred revenues	—	—	33,349	753,142	113,498	—	899,989
Perpetual care trust corpus	—	—	—	—	314,400	—	314,400
Other long-term liabilities	—	—	—	66,076	16,373	—	82,449
Investments in and amounts due to affiliates eliminated upon consolidation	102,490	102,490	183,611	367,770	527,639	(1,284,000)	—
Total liabilities	102,490	404,021	283,360	1,342,611	973,376	(1,284,000)	1,821,858
Owners' equity	(102,490)	(102,490)	(271,043)	50,000	(50,604)	374,137	(102,490)
Total liabilities and owners' equity	$—	$301,531	$12,317	$1,392,611	$922,772	$(909,863)	$1,719,368

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$—	$5,391	$231,544	$54,826	$(12,222)	$279,539
Total costs and expenses	—	—	(12,042)	(224,513)	(51,994)	12,222	(276,327)
Other gains (losses), net	—	—	—	129	—	—	129
Net (loss) income from equity investment in subsidiaries	(8,359)	25,768	3,137	—	—	(20,546)	—
Interest expense	—	(34,127)	(5,118)	(5,102)	(1,190)	—	(45,537)
(Loss) income from continuing operations before income taxes	(8,359)	(8,359)	(8,632)	2,058	1,642	(20,546)	(42,196)
Income tax benefit	—	—	—	4,855	—	—	4,855
Net (loss) income from continuing operations	(8,359)	(8,359)	(8,632)	6,913	1,642	(20,546)	(37,341)
Income from operations of discontinued businesses	—	—	—	28,982	—	—	28,982
Income tax expense	—	—	—	—	—	—	—
Net income from discontinued operations	—	—	—	28,982	—	—	28,982
Net (loss) income	$(8,359)	$(8,359)	$(8,632)	$35,895	$1,642	$(20,546)	$(8,359)

Year Ended December 31, 2019	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$—	$5,041	$210,059	$49,068	$(6,926)	$257,242
Total costs and expenses	—	—	(15,181)	(235,048)	(53,954)	6,926	(297,257)
Other gains (losses), net	—	—	(46)	(5,568)	(2,299)	—	(7,913)
Net loss from equity investment in subsidiaries	(151,942)	(125,840)	(120,653)	—	—	398,435	—
Interest expense	—	(25,164)	(10,505)	(8,453)	(1,124)	—	(45,246)
Loss on debt extinguishment	—	(938)	(1,441)	(6,099)	—	—	(8,478)
Loss on goodwill impairment	—	—	—	(24,206)	(656)	—	(24,862)
Loss from continuing operations before income taxes	(151,942)	(151,942)	(142,785)	(69,315)	(8,965)	398,435	(126,514)
Income tax expense	—	—	—	(28,204)	—	—	(28,204)
Net loss from continuing operations	(151,942)	(151,942)	(142,785)	(97,519)	(8,965)	398,435	(154,718)
Income from operations of discontinued businesses	—	—	—	2,776	—	—	2,776
Income tax expense	—	—	—	—	—	—	—
Net income from discontinued operations	—	—	—	2,776	—	—	2,776
Net loss	$(151,942)	$(151,942)	$(142,785)	$(94,743)	$(8,965)	$398,435	$(151,942)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$89	$37,742	$2,774	$(39,245)	$1,360
Cash Flows From Investing Activities:
Cash paid for capital expenditures, net of proceeds from divestitures	—	—	(38)	53,115	(2,094)	—	50,983
Payments to affiliates	(17,000)	—	—	—	—	17,000	—
Net cash used in investing activities	(17,000)	—	(38)	53,115	(2,094)	17,000	50,983
Cash Flows From Financing Activities:
Payments from affiliates	—	—	—	(22,245)	—	22,245	—
Proceeds from issuance of Series A Preferred Stock	8,800	—	—	—	—	—	8,800
Proceeds from issuance of Common Stock	8,200	—	—	—	—	—	8,200
Net borrowings and repayments of debt	—	—	(51)	(61,443)	(310)	—	(61,804)
Other financing activities	—	—	—	(4,216)	—	—	(4,216)
Net cash used in financing activities	17,000	—	(51)	(87,904)	(310)	22,245	(49,020)
Net increase (decrease) in cash and cash equivalents and restricted cash	—	—	—	2,953	370	—	3,323
Cash and cash equivalents and restricted cash—Beginning of period	—	—	—	55,453	1,314	—	56,767
Cash and cash equivalents and restricted cash—End of period	$—	$—	$—	$58,406	$1,684	$—	$60,090

Year Ended December 31, 2019	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$280	$(1,662)	$(935)	$(35,669)	$(37,986)
Cash Flows From Investing Activities:
Cash paid for capital expenditures, net of proceeds from divestitures	—	—	(232)	(644)	713	—	(163)
Payments to affiliates	—	(390,238)	(73,087)	—	—	463,325	—
Net cash used in investing activities	—	(390,238)	(73,319)	(644)	713	463,325	(163)
Cash Flows From Financing Activities:
Payments from affiliates	—	—	—	427,656	—	(427,656)	—
Proceeds from issuance of redeemable convertible preferred units, net	—	57,500	—	—	—	—	57,500
Net borrowings and repayments of debt	—	332,738	73,039	(367,746)	(313)	—	37,718
Other financing activities	—	—	—	(18,449)	—	—	(18,449)
Net cash used in financing activities	—	390,238	73,039	41,461	(313)	(427,656)	76,769
Net increase (decrease) in cash and cash equivalents and restricted cash	—	—	—	39,155	(535)	—	38,620
Cash and cash equivalents and restricted cash— Beginning of period	—	—	—	16,298	1,849	—	18,147
Cash and cash equivalents and restricted cash— End of period	$—	$—	$—	$55,453	$1,314	$—	$56,767

20.RELATED PARTIES

In January 2020, the Company’s trusts completed the purchase of a $30 million participation in a new $70 million debt facility issued by Payless Holdings LLC (“Payless”). Funds and accounts affiliated with Axar also invested $20 million in this facility. The investment was initially proposed by the Chairman of the Board, Mr. Axelrod. The investment was reviewed and approved in December 2019 in accordance with the Partnership’s governance policies in place at that time. At the time of the investment, the funds and accounts affiliated with Axar owned approximately 30% of the equity of Payless, and Mr. Axelrod served on Payless’ board of directors. The Company’s investment in Payless represented approximately 4% of the total fair market value of the Company’s trust assets when the investment was made.

As of March 1, 2021, Axar beneficially owned 70.5% of the Company’s outstanding common stock, which constituted a majority of the Company’s outstanding common stock. As a result, the Company is a “controlled company” within the meaning of NYSE corporate governance standards. For discussion of certain risks and uncertainties attributable to the Company being a controlled company, see Part I, Item 1A. Risk Factors of this Annual Report. For discussion on the security ownership of certain beneficial owners, directors and executives of the Company, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report.

On April 1, 2020 and April 3, 2020, the Company entered into the Axar Commitment and the 2020 Preferred Purchase Agreement, respectively, with Axar and funds or accounts under its management, respectively. On May 27, 2020, the Company entered into the Common Stock Purchase Agreement with Axar and in June 2020 sold an aggregate of 23,287,672 shares of its Common Stock to Axar. Additionally, the Company received the Proposal, dated May 24, 2020, from Axar proposing to acquire all of the outstanding shares of common stock of the Company not owned by Axar or its affiliates, which was subsequently withdrawn. For further details on all of these events, see Note 1 General of this Annual Report.

On February 1, 2021, Cornerstone Trust Management Services LLC, a wholly-owned subsidiary of the Company, entered into a Subadvisor Agreement with Axar. For further details, see Note 23 Subsequent Events.

21.	SEGMENT INFORMATION

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

	Year Ended December 31,
	2020	2019
STATEMENT OF OPERATIONS DATA:
Cemetery Operations(1):
Revenues	$237,886	$216,622
Operating costs and expenses	(196,411)	(201,456)
Depreciation and amortization	(6,474)	(7,122)
Segment operating profit	$35,001	$8,044
Funeral Home Operations:
Revenues	41,653	40,620
Operating costs and expenses	(34,789)	(34,540)
Depreciation and amortization	(1,824)	(2,046)
Segment operating profit	$5,040	$4,034
Reconciliation of segment operating profit to net loss from continuing operations:
Cemetery Operations	35,001	8,044
Funeral Home Operations	5,040	4,034
Total segment profit	40,041	12,078
Corporate overhead	(35,975)	(51,107)
Corporate depreciation and amortization	(854)	(986)
Other gains (losses), net	129	(7,913)
Loss on debt extinguishment	—	(8,478)
Loss on impairment of goodwill	—	(24,862)
Interest expense	(45,537)	(45,246)
Income tax benefit (expense)	4,855	(28,204)
Net loss from continuing operations	$(37,341)	$(154,718)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$4,891	$4,871
Funeral Home Operations	132	1,432
Corporate	1,337	115
Total capital expenditures	$6,360	$6,418

(1)	Segment operating profit for Cemetery Operations for the year ended December 31, 2019 excludes the loss on impairment of goodwill recognized by the Company in 2019.

	December 31, 2020	December 31, 2019
BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,445,217	$1,504,463
Funeral Home Operations	130,687	148,310
Corporate	59,059	66,595
Total assets	$1,634,963	$1,719,368
Assets held for sale:
Cemetery Operations	$23,500	$112,975
Funeral Home Operations	5,075	23,720
Total assets held for sale	$28,575	$136,695

22.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Company’s consolidated statements of cash flows (in thousands):

	Year ended December 31,
	2020	2019
Accounts Receivable
Pre-need/at-need contract originations (sales on credit)	(117,716)	$(113,759)
Cash receipts from sales on credit (post-origination)	97,263	105,126
Changes in accounts receivable, net of allowance	$(20,453)	$(8,633)
Customer Contract Liabilities
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$154,553	$141,264
Withdrawals of realized income from merchandise trusts during the period	10,167	8,537
Pre-need/at-need contract originations (sales on credit)	117,716	113,759
Undistributed merchandise trust investment earnings, net	15,444	13,389
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(6,816)	(9,555)
Recognized maturities of customer contracts collected as of end of period	(205,852)	(204,629)
Recognized maturities of customer contracts uncollected as of end of period	(23,601)	(26,109)
Changes in customer contract liabilities	$61,611	$36,656

23.SUBSEQUENT EVENTS

Subadvisor Agreement

On February 1, 2021, Cornerstone Trust Management Services LLC (“Cornerstone”), a wholly-owned subsidiary of the Company, entered into a Subadvisor Agreement (the “Agreement”) with Axar. Axar owns approximately 70.5% of the Company’s outstanding common stock, and the sole member of its general partner is Andrew M. Axelrod, who serves as the Chairman of the Company’s Board of Directors.  In connection with the execution of the Agreement, Mr. Axelrod resigned as a member of the Trust and Compliance Committee (the “Trust Committee”) of the Company’s Board of Directors (the “Board”).

Pursuant to the charter of the Trust Committee, the retention of Axar as a subadvisor and the Agreement were first reviewed and approved by the Trust Committee, subject to the condition that the retention of Axar and the Agreement also be approved by a Board committee comprised exclusively of independent directors. Given the Axar relationship, the Board appointed a special committee to review the retention of Axar and the Agreement, which subsequently also approved the retention of Axar and the terms of the Agreement.  Both the Trust Committee and the special committee concluded that Axar had the appropriate experience and performance record that would assist Cornerstone in performing its investment advisory obligations for the Company, that the retention of Axar would provide back-office operational efficiencies to Cornerstone and that the financial terms were at least as favorable to Cornerstone as the terms that would be available from other unaffiliated subadvisors, if not more favorable.

Under the terms of the Agreement, Axar agreed to provide the following services with respect to the assets held in the Company’s merchandise and perpetual care trust (the “Trusts”) and certain pooled investment vehicles administered by the trustee of the Trusts (the “Trustee”) in which certain of the Trusts participate or invest (collectively, the “Investment Assets”):

•

Advise Cornerstone with respect to the allocation and investment of the Investment Assets on a non-discretionary basis, including providing advice concerning portfolio allocation among investment strategies;

•	Oversee other subcontractors or external managers engaged by Cornerstone to provide advice with respect to the Investment Assets;
•	Provide quarterly investment performance reports to and meet on a quarterly basis with the Trust Committee;
•	As requested by Cornerstone from time to time, perform the tasks and responsibilities delegated by the Trust Committee to Cornerstone under the Company’s investment policy statement; and
•

As requested by Cornerstone, assist Cornerstone in performing its duties by providing general back office and administrative support to Cornerstone and, at Cornerstone’s reasonable request, the Trustee.

Under the Agreement, Axar will be entitled to a quarterly fee equal to 0.0125% of the value of the Investment Assets through December 31, 2021 and, thereafter, a quarterly fee equal to 0.025% of the value of the Investment Assets.  In each case, the value of the Investment Assets will be determined by the Trustee. The Agreement also includes customary confidentiality and indemnification provisions.

The initial term of the Agreement is through December 31, 2021 and it automatically renews for an unlimited number of one-year terms thereafter, provided that either party may terminate the Agreement on 90 days’ prior written notice.

Acquisitions

On March 23, 2021, the Company signed a definitive agreement to acquire four cemeteries located within its East Coast geographic footprint for a total purchase price of $5.4 million, subject to customary working capital adjustments. The transaction is expected to close by July 2021, subject to customary due diligence and regulatory approval.

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

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2020. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Management previously identified and reported material weaknesses in its Annual Report on Form 10-K for the Year Ended December 31, 2019. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 as a result of the material weaknesses described below:

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

•

Management did not have a Delegation of Authority matrix outside of the procurement process or effective monitoring controls over the review of segregation of duties within relevant financial applications.

B.	Establishment and review of certain accounting policies:

The Company’s controls applicable to establishment, periodic review for ongoing relevance and consistent application of material accounting policies in conformity with GAAP relating to revenue recognition were not designed appropriately and thus failed to operate effectively. More specifically:

•

Management did not maintain effective controls over sales contract origination occurring at its site locations. Specifically, there was no subsequent review of contract entry at site locations or corporate, as well as the lack of an approved standard price list and approvals for pricing deviations.

•

Management did not have effective review and monitoring controls over revenue recognition with respect to the Accounting Standards Codification 606, Revenues from Contracts with Customers, to timely detect misstatements in income statement and balance sheet accounts. There was no oversight monitoring at corporate for contract cancellations and the timely and accurate servicing of contracts for proper revenue recognition.

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

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We have identified and are implementing the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. As we continue our evaluation and improve our internal control over financial reporting, management may modify the actions described below or identify and take additional measures to address control deficiencies. Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, and we have successfully tested control operation over a sufficient period of time, the material weaknesses described above will continue to exist.

A.	To address the material weakness in control environment, control activities and monitoring, the Company:
•

Has hired an external consultant and re-evaluated its internal controls over financial reporting, including our risk assessment process, identification of key internal controls, and updates to process documentation;

•	Continues to enhance corporate monitoring controls to provide reasonable assurance that the Company maintains sufficient oversight of the performance of internal controls;
•	Will implement a project management office with appropriate subject matter expertise to oversee and monitor the remediation plans and status of all internal control deficiencies;
•	Plans to provide internal controls training in conjunction with the rollout of its new or enhanced internal controls;
•	Re-evaluated security and access rights reporting from relevant financial applications and databases and determined the appropriateness of user access;
•	Is currently working on a Delegation of Authority policy which will be presented to the Board of Directors for approval before implementation; and
•	Will initiate a formal segregation of duties assessment in order to identify and remediate conflicts.

Management will continue to review such actions and progress with the Audit Committee. The remediation of this weakness in the control environment will contribute to the remediation of each of the additional material weaknesses described below.

B.

To address the material weakness associated with the establishment and periodic review of certain accounting policies for compliance with applicable GAAP that gave rise to potentially inaccurate or untimely revenue recognition and accounting for insurance-related assets and liabilities, management is performing a comprehensive review of the Company’s existing accounting policies to provide reasonable assurance of compliance with GAAP. More specifically, the Company:

•

Designed new controls in the fourth quarter of 2020 over sales contract origination to monitor the completeness and accuracy of contract information recorded in the system; this includes validation of the accuracy of contract data in the contract management system, creation of uniform product codes, comparing pricing to approved standard price lists, formalizing approvals for price deviations and validating merchandise and perpetual trust amounts and percentages (the majority of these new controls will be implemented during the first quarter of 2021);

•	Implemented a vendor invoice review control which identifies markers received and invoiced and verifies that the markers have been serviced and all related revenue is recognized in the proper period;
•	Improved the procurement process, thereby enabling better tracking of goods received and proper revenue recognition;
•	Will develop a process to evaluate contract cancellations and to facilitate the timely and accurate servicing of re-written contracts for proper revenue recognition; and
•	Implemented additional controls over the input data related to the completeness and accuracy of the calculation provided by the actuary for the related insurance assets and liabilities.
C.

To address the material weakness associated with controls over the reconciliation of amounts in cemetery property and deferred revenue, management is in the process of reassessing its existing policies and designing procedures to:

•	Implement independent review procedures of all deferred revenue reconciliations; and
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Our remediation efforts were ongoing during our last fiscal quarter ended December 31, 2020. Other than the remediation steps described above, there were no other material changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF STONEMOR INC.

The following table shows information regarding our executive officers and directors of as of March 1, 2021.

Name	Age	Positions with StoneMor Inc.
Joseph M. Redling	62	President, Chief Executive Officer and Director
Jeffrey DiGiovanni	44	Senior Vice President and Chief Financial Officer
Austin K. So	47	Senior Vice President, Chief Legal Officer and Secretary
Tom Connolly	55	Senior Vice President of Business Planning and Operations
Lindsay Granson	39	Senior Vice President of Sales and Marketing
Robert Page	58	Senior Vice President of Funeral Homes and Special Projects
Andrew Axelrod	38	Chairman of the Board
Spencer E. Goldenberg	38	Director
David Miller	61	Director
Stephen J. Negrotti	69	Director
Kevin D. Patrick	60	Director
Patricia D. Wellenbach	63	Director

On September 4, 2020, our Board of Directors (the “Board”) increased the number of directors from seven to eight and elected Kevin D. Patrick as a director to fill the vacancy created thereby. At the Company’s Annual Meeting of Stockholders held on November 5, 2020 (the “Annual Meeting”), the stockholders of the Company approved amendments to the Company’s Certificate of Incorporation to effectuate the declassification of the Board following the Annual Meeting and such amendments became effective on that date. To facilitate the declassification of the Board in a timely manner and as described in the Company’s proxy statement for the Annual Meeting, on November 6, 2020, Spencer E. Goldenberg, Stephen J. Negrotti, Kevin D. Patrick and Joseph M. Redling resigned as directors of the Company, and were then reelected as directors by the remaining directors to serve for terms that will expire at the 2021 Annual Meeting of Stockholders and until their successors are duly elected and qualified. Thereafter, Andrew M. Axelrod, Robert B. Hellman, Jr., David Miller and Patricia D. Wellenbach resigned as directors of the Company, and were then reelected as directors by the remaining directors to serve for terms that will expire at the 2021 Annual Meeting of Stockholders and until their successors are duly elected and qualified. As a result, each director stands for election annually beginning at the Company’s 2021 Annual Meeting of Stockholders. On December 6, 2020, Robert B. Hellman, Jr. resigned as a member of the Board.

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

Any nominee submitted by the Axar Entities or ACII is subject to the Compensation, Nominating and Governance Committee’s reasonable determination that the nominee (i) is suitable to serve on the Board in accordance with the customary standards of suitability for directors of NYSE listed companies, (ii) is not prohibited from serving as a director pursuant to any rule or regulation of the SEC or the NYSE and (iii) is not an employee, manager or director of any entity engaged in the death care business. Pursuant to the terms of the DVA, the Axar Entities have designated Messrs. Axelrod, Miller and Goldenberg as nominees.

Our advance notice bylaws require that our stockholders desiring to nominate a candidate for election as a director must submit a notice to us not later than 90 days prior to the first anniversary of the date on which we mailed our proxy statement to stockholders for our most recent annual meeting of stockholders, subject to certain exceptions, including that any such notice for our first annual meeting of stockholders must be submitted not later than 90 days prior to the date of the meeting or, if the date of such meeting is first publicly announced less than 100 days prior to the meeting, at least 10 days prior to the date of the meeting. Any such notice must set forth:

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

Andrew Axelrod was appointed to and named Chairman of the Board in June 2019. Mr. Axelrod founded Axar Capital Management LP, an investment management firm, in April 2015 and serves as its Managing Partner and Portfolio Manager. He has been the Chief Executive Officer and Executive Chairman of the board of directors of Axar Acquisition Corp. since October 2016. Before founding Axar Capital Management, Mr. Axelrod worked at Mount Kellett Capital Management LP, a private equity investment firm, from 2009 to 2014. At Mount Kellett Capital Management, he was promoted to Co-Head of North America Investments in 2011 and became a Partner in 2013. Prior to joining Mount Kellett Capital Management, Mr. Axelrod worked at Kohlberg Kravis Roberts & Co. L.P. from 2007 to 2008 and The Goldman Sachs Group, Inc. from 2005 to 2006. Mr. Axelrod has served as chairman of the board of directors of Terra Capital Partners since February 2018. Mr. Axelrod graduated magna cum laude with a B.S. in Economics from Duke University. Mr. Axelrod’s leadership as the Company’s largest common shareholder and his extensive experience in financing, investments and restructurings provides critical skills to the Board as we continue to implement our turnaround plan.

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

David Miller was appointed to the Board in June 2019. Mr. Miller has served as the Chairman of the board of JG Wentworth since February 2018. Mr. Miller served as a Senior Advisor to the Blackstone Tactical Opportunities Fund from March 2015 until February 2018. Prior to Blackstone, Mr. Miller served as Chief Executive Officer and Chairman of JGWPT Inc., the holding company for J.G. Wentworth. Prior to JGWPT, Mr. Miller was Executive Vice President at ACE, responsible for ACE’s International Accident and Health Insurance business. Prior to ACE, Mr. Miller was President and Chief Executive Officer of Kemper Auto and Home Insurance. Prior to Kemper, Mr. Miller was Chief Operating Officer of Providian Direct Insurance. Mr. Miller has served as a director of Ellington Residential Mortgage (NYSE: EARN) since 2013, as a director of Lombard International Assurance since July 2015 and as a director of J.G. Wentworth since January 2018. Mr. Miller has a B.S.E.E. in electrical engineering from Duke University and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania. Mr. Miller’s extensive experience as a senior executive will provide the board of directors with additional expertise in corporate leadership and governance.

Stephen J. Negrotti was appointed to the Board in April 2018. Mr. Negrotti was most recently President and CEO of Turner Investments Inc. (“Turner”), an investment manager, from April 2014 until October 2015. He also served as a member of the board of directors and President of the Turner Family of Mutual Funds during that time. Mr. Negrotti has been self-employed as an independent certified public accountant and a consultant since October 2015 and was also employed in that capacity from January 2012 until joining Turner. Mr. Negrotti has over 40 years of finance and administration experience. He joined Ernst & Young in Philadelphia in 1976 and was a Partner at Ernst & Young LLP from 1986 through 2011, coordinating services to financial industry clients and acting as an advisor in Ernst & Young’s Global Private Equity practice in New York. Mr. Negrotti holds an M.B.A in Finance from Drexel University and a B.S in Accounting from The Pennsylvania State University. Mr. Negrotti brings to the Board significant experience in financial oversight and accounting matters.

Kevin D. Patrick was appointed to the Board in September 2020. He has been Senior Vice President, Chief Financial Officer and Treasurer of Colonial Williamsburg Foundation since August 2017. In this capacity, he is responsible for all financial aspects of the operation of the Foundation, which has assets of approximately $1.0 billion, including an endowment of approximately $700.0 million, annual revenues in excess of $200.0 million and approximately $337.0 million in outstanding debt. As a member of the Foundation’s leadership team, Mr. Patrick works closely with the Board of Trustees and its committees. From April 2016 until August 2017, Mr. Patrick was Vice President and Chief Financial Officer of ML Foods, LLC, a division of Marcus Lemonis LLC (CNBC’s The Profit), focused on the franchise/restaurant/bar industry. From August 2014 through April 2016, he was an Executive Managing Partner of Blackwater Strategic Advisors, a transaction development and strategic advisory firm. Prior to Blackwater, Mr. Patrick held leadership roles in corporate development in the beverage, grocery, energy and telecommunications sectors completing multiple transactions. Mr. Patrick holds an M.B.A. from the University of Connecticut, a B.B.A. in Finance from Connecticut State University and completed the Executive Development Program at the University of Pennsylvania’s Wharton School of Business. Mr. Patrick brings to the Board diversity and significant experience in corporate development, business turnarounds, financing and financial management both as a chief financial officer as well as other senior management positions.

Patricia D. Wellenbach was appointed to the Board in April 2018. She has been President and CEO of Philadelphia’s Please Touch Museum since November 2015. In such capacity, Ms. Wellenbach is responsible for management and oversight of one of the top 10 children’s museums in the country. The Museum employs 100 people and has a budget of $10.0 million. In addition, Ms. Wellenbach works closely with the Museum’s board of trustees and is a steward of a 100,000 square foot building on the National Historic Register. The building is owned by the City of Philadelphia, and as such Ms. Wellenbach works closely with city leaders on the preservation of this historic landmark building. From February 2013 to October 2015, Ms. Wellenbach was President and CEO of Green Tree School and Services, a non-residential school and behavioral health clinic for children with autism and severe emotional disturbances. In such capacity, Ms. Wellenbach oversaw a budget of $9.0 million, managed the construction of a new facility and negotiated contracts with two unions. The complexity of the medical and educational needs of the children required Ms. Wellenbach to have experience with a high level of regulatory and compliance issues. From October 2007 to January 2013, Ms. Wellenbach advised companies as President and CEO of Sandcastle Strategy Group, LLC. Ms. Wellenbach currently serves on the boards of Thomas Jefferson University (from July 2015) and the Philadelphia Mayor’s Cultural Advisory Board (from September 2016). Ms. Wellenbach previously was a member of the board of directors at the Reinvestment Fund, a CDFI fund that makes community impact investments in areas of work force development, charter schools, food access and other community needs, from March 2010 until December 2017. Ms. Wellenbach is also a member of the National Association of Corporate Directors, Women Corporate Directors, the Forum of Executive Women and the Pennsylvania Women’s Forum. Ms. Wellenbach holds a B.S. in Nursing from the Boston College School of Nursing and a certificate from the UCLA Anderson School of Management’s Healthcare Executive Program. Ms. Wellenbach brings to the Board significant experience in managing complex businesses in transition and restructuring, merger and acquisition experience both as a chief executive officer and as a board member and experience with risk, regulatory and compliance issues.

EXECUTIVE OFFICERS (NON-BOARD MEMBERS)

A brief biography for each of our executive officers who do not also serve on the Board are as follows:

Jeffrey DiGiovanni was appointed our Chief Financial Officer in September 2019 and had previously served as our Chief Accounting Officer since September 2018. From January 2012 until joining the Company in September 2018 as our Chief Accounting Officer, he was Managing Director at Pine Hill Group, a leading accounting and transaction advisory firm with offices in Philadelphia, New York City and Princeton, New Jersey, where he worked with clients to deliver services including readiness for initial public offerings, financial reporting including reporting to the SEC and technical accounting assistance on complex transactions. He holds a B.S. in Accounting and an M.S. in Financial Services from Saint Joseph’s University and is a Certified Public Accountant.

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

Tom Connolly was appointed our Senior Vice President of Business Planning and Operations in September 2019. Prior to joining the Company, he served as Vice President, Business Operations for Brookstone, an omni channel business with mall, airport, ecommerce and wholesale divisions. Previously, Tom worked for Vestis Retail Group (Bob’s Stores, Eastern Mountain Sports and Sport Chalet) and EMS. Tom possesses a broad range of professional competencies, including: finance, strategic planning, analytics, marketing, ecommerce, wholesale, airport retail, merchandise planning, operations, real estate, store operations, organizational design and human resources. He earned a B.A. in Political Science from Haverford University.

Lindsay Granson was appointed our Senior Vice President of Sales & Marketing in January 2021. Prior to her current role, Ms. Granson was the National Vice President of Sales and Marketing beginning in June of 2018 after initially joining StoneMor as Vice President of Marketing in March of 2017. Prior to joining the Company, Ms. Granson was Vice President of Sales for Watercrest Senior Living Group, from 2016 to March 2017, and prior to that Ms. Granson spent her career in the Senior Living space in various leadership roles in both private and public sectors. She spent the majority of her Senior Living career working for Brookdale Senior Living and holds a B.A. in Elementary Education from Wright State University.

Robert Page was appointed our Senior Vice President of Funeral Homes and Special Projects in January of 2021. Prior to his current role, Mr. Page joined StoneMor in July of 2018 as the President of the Western Division. Prior to joining StoneMor, Mr. Page was Vice President, Operations Integration for Foundation Partners Group from 2016 to July 2018, and prior to that Mr. Page worked for several public and private deathcare consolidators in a variety of areas including acquisitions, financial systems, technology, sales, operations, process improvement, treasury, operational/financial reporting, and budgeting. Mr. Page holds a B.S. in Biology from Point Loma Nazarene College and an M.B.A. from the University of Redlands.

BOARD MEETINGS AND EXECUTIVE SESSIONS, COMMUNICATIONS WITH DIRECTORS AND BOARD COMMITTEES

In fiscal year 2020, the Board held 11 meetings. Each director then in office attended at least 75% of these meetings and the meetings of the committees of the Board on which such director served, either in person or by teleconference.

The Board holds regular executive sessions, in which non-management board members meet without any members of management present. Mr. Axelrod, Chairman of the Board, presides at regular sessions of the non-management members of the Board. In addition, our independent directors, excluding any non-management directors who are not independent, also meet at least annually.

Our Board welcomes communications from our stockholders and other interested parties. Stockholders and any other interested parties may send communications to our Board, any committee of the Board, the Chairman of the Board or any other director in particular to:

StoneMor Inc.

3331 Street Road, Suite 200

Bensalem, Pennsylvania 19020

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

The Board has an Audit Committee, a Trust and Compliance Committee, a Compensation, Nominating and Governance Committee (the “Compensation Committee”) and a Conflicts Committee. The Board appoints the members of such committees. The members of the committees and a brief description of the functions performed by each committee are set forth below.

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

All current committee members qualify as “independent” under applicable standards established by the SEC and the NYSE for members of audit committees. In addition, Mr. Negrotti has been determined by the Board to meet the qualifications of an "audit committee financial expert," having the necessary accounting or related financial management expertise, in accordance with the standards established by the SEC and NYSE. The "audit committee financial expert" designation is a disclosure requirement of the SEC related to Mr. Negrotti's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose any duties, obligations or liabilities that are greater than those generally imposed on Mr. Negrotti as a member of the Audit Committee and the Board, and it does not affect the duties, obligations or liabilities of any other member of the Board.

Trust and Compliance Committee

The current members of the Trust and Compliance Committee are Messrs. Patrick (Chair) and Redling and Ms. Wellenbach. The primary responsibilities of the Trust and Compliance Committee are to assist the Board in fulfilling its responsibility in the oversight management of merchandise trusts and perpetual care trusts (collectively, the “Trusts”) and to review and recommend an investment policy for the Trusts, including (i) asset allocation, (ii) acceptable risk levels, (iii) total return or income objectives, (iv) investment guidelines relating to eligible investments, diversification and concentration restrictions and (v) performance objectives for specific managers or other investments. The Trust and Compliance Committee also oversees matters of non-financial compliance, including our overall compliance with applicable legal and regulatory requirements.

Compensation, Nominating and Governance Committee

The current members of the Compensation Committee are Messrs. Goldenberg and Miller (Chair) and Ms. Wellenbach. The primary responsibilities of the Compensation Committee are to oversee compensation decisions for our non-management directors and executives, as well as our long-term incentive plan, to advise the Board on corporate governance matters and to select and recommend nominees for election to the Board. The Compensation Committee’s charter is posted on our website at www.stonemor.com under the “Corporate Governance” section of our “Investors” webpage. Information on our website does not constitute a part of this Annual Report.

Conflicts Committee

The Board established the Conflicts Committee as a standing committee in March 2021. The current members of the Conflicts Committee are Ms. Wellenbach and Messrs. Negrotti (Chair) and Patrick. Each member of the Conflicts Committee must qualify as “independent” under applicable standards established by the NYSE, and no member may be a designee of Axar under the DVA discussed above. The primary responsibility of the Conflicts Committee is to review matters that may involve potential conflicts of interest including, without limitation, any proposed transaction or arrangement between the Company and Axar.

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

DELINQUENT SECTION 16(a) REPORTS

Under Section 16(a) of the Securities and Exchange Act (as amended, the “Exchange Act”), directors, executive officers and beneficial owners of more than 10% of common units, if any, are required to file reports of ownership and reports of changes in ownership with the SEC. Our directors, executive officers and beneficial owners of more than 10% of our common shares are also required to furnish us with copies of all such reports that are filed. Based solely on our review of copies of such forms and amendments and on written representations from Section 16(a) reporting individuals, we believe that all of our directors and executive officers and all beneficial owners of more than 10% of our common stock filed the required reports on a timely basis under Section 16(a) during the year ended December 31, 2020, except that:

•

One Form 4 was not timely filed for Joseph M. Redling to report one deemed sale of shares to the Company on April 20, 2020 in connection with the withholding of shares in satisfaction of his tax withholding obligations; and

•	One Form 4 was not timely filed for Spencer Goldenberg to report one award of restricted phantom shares in connection with the July 2020 board meeting.
ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth summary information relating to all compensation awarded to, earned by or paid to the individuals listed in the table below, collectively referred to as our “named executive officers” or “NEOs,” for all services rendered in all capacities to us during the years noted:

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
Joseph M. Redling	2020	632,692	1,050,000	534,375	154,218	—	2,371,285
President and Chief Executive Officer	2019	700,000	700,000	1,036,088	857,173	796	3,294,057
Jeffrey DiGiovanni	2020	333,173	262,500	96,615	27,883	—	720,171
Senior Vice President and Chief Financial Officer	2019	275,000	175,000	191,500	154,291	—	795,791
Austin K. So	2020	356,971	281,250	96,615	27,883		762,719
Senior Vice President, Chief Legal Officer and Secretary	2019	375,000	187,500	344,700	154,291	—	1,061,491
(1)

Represents bonus amounts earned with respect to the applicable year except as otherwise indicated. Bonuses are granted as cash awards under the 2019 Plan based on the bonus opportunity in each NEO’s employment agreement (100% for Mr. Redling and 50% for Messrs. DiGiovanni and So). For 2020, the Compensation Committee established an adjusted EBITDA target calculated to include gross commissionable sales and exclude realized and unrealized gains and losses in the Company’s merchandise and perpetual care trusts, among other adjustments. Bonuses were payable at 50%, 100% and 150% of the applicable bonus opportunity if the Company achieved at least 90% but less than 100%, 100%-115% or more than 115%, respectively, of the target. The Compensation Committee determined that the Company achieved more than 115% of the 2020 target and approved bonuses at 150% of the applicable bonus targets for 2020.

(2)

Represents the aggregate grant date fair value of stock awards in accordance with ASC 718. In 2019, Messrs. DiGiovanni, Redling and So received TVUs and PVUs under the 2019 Plan with aggregate grant date fair values of $191,500, $1,036,088 and $344,700, respectively, if the target conditions were met in each of the three vesting periods. The values of these awards would be $222,347, $1,554,321 and $437,240, respectively, if the maximum conditions were met in each of the three vesting periods. The calculation of the aggregate grant date fair value of the stock awards assumes performance conditions for the PVUs were met on the grant date of the stock awards.

(3)	Represents the aggregate grant date fair value of option awards in accordance with ASC 718.

(4)	All other compensation in 2019 for Mr. Redling consisted of transportation of $620 and airfare of $176.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020

The following table sets forth information with respect to outstanding equity awards at December 31, 2020 for our named executive officers:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price $	Option Expiration Date	Number of Unearned Shares of Stock That Have Not Vested (#)	Market Value of Unearned Shares of Stock That Have Not Vested ($) (1)
Joseph M. Redling	833,333	1,666,667	1.20	12/18/2029	328,125	862,969
	—	312,500	1.71	12/3/2030	312,500	821,875
Jeffrey DiGiovanni	150,000	300,000	1.20	12/18/2029	—	—
	—	56,500	1.71	12/3/2030	56,500	148,595
Austin K. So	150,000	300,000	1.20	12/18/2029	—	—
	—	56,500	1.71	12/3/2030	56,500	148,595

(1)	The market value of these outstanding awards have been computed by multiplying the closing price of our common stock on December 31, 2020 by the number of unvested shares.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

The following is a summary of certain material provisions of agreements between the Company and our named executive officers.

Joseph M. Redling

Joseph M. Redling and the Company are parties to an employment agreement dated June 29, 2018 pursuant to which Mr. Redling serves as the Chief Executive Officer and Senior Vice President of the Company. Mr. Redling’s initial base salary under the agreement is $700,000 per year, which base salary is subject to annual review by the Board. Any decrease in base salary will be made only to the extent we contemporaneously and proportionately decreases the base salaries of all of the Company’s senior executives.

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

Under the agreement, Mr. Redling is also entitled to participate in the 2019 Plan to the extent that the Company offers the 2019 Plan to all senior executives of the Company. Mr. Redling’s participation in the 2019 Plan, if offered by the Company, shall be in an annual amount equal to 150% of his base salary, with 50% of such annual amount vesting in equal annual installments over three years and 50% of the annual amount vesting based upon attainment of performance goals as determined by the Executive Committee of the Board, in consultation with the Compensation Committee.

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

If Mr. Redling’s employment is terminated by the Company without “Cause” and not for death or “Disability” or by Mr. Redling for "Good Reason" (as such terms are defined in the agreement), and provided that Mr. Redling enters into a release as provided for in the agreement, Mr. Redling would be entitled to receive, in addition to the benefits described in the preceding paragraph, the following: (i) payment of 1.5 times his base salary for a period of 12 months following the effective date of his termination, to be paid in equal installments in accordance with the normal payroll practices of the Company, commencing on the 60th day following the date of termination, with the first payment including any amounts not yet paid between the date of termination and the date of the first payment and (ii) a pro-rata cash bonus for the calendar year in which such termination occurs, if any, determined by the Company (subject to certain the restrictions as set forth above), which shall be paid at the same time that annual incentive cash bonuses are paid to other executives of the Company, but in no event later than March 15 of the calendar year following the calendar year in which the date of termination occurs.

In the event of a “Change in Control” (as such term is defined in the agreement), all outstanding equity interests granted to Mr. Redling that are subject to time-based vesting provisions and that are not fully vested shall become fully vested as of the date of such Change in Control. The agreement also includes customary covenants running during Mr. Redling’s employment and for 12 months thereafter prohibiting Mr. Redling from directly or indirectly competing with the Company and from solicitation of employees, directors, officers, associates, consultants, agents or independent contractors, customers, suppliers, vendors and others having business relationships with the Company. The agreement also contains provisions relating to protection of the Company’s property, its confidential information and ownership of intellectual property as well as various other covenants and provisions customary for an agreement of this nature.

Jeffrey DiGiovanni

Jeffrey DiGiovanni and the Company are parties to an employment agreement dated September 19, 2019, pursuant to which Mr. DiGiovanni serves as the Chief Financial Officer and Senior Vice President of the Company. Mr. DiGiovanni’s initial base salary under the agreement is $350,000 per year, which base salary is subject to annual review by the Board. Any decrease in base salary will be made only to the extent the Company contemporaneously and proportionately decreases the base salaries of all of its senior executives.

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

Under the agreement, Mr. DiGiovanni is also entitled to participate in the 2019 Plan to the extent that the Company offers the 2019 Plan to all senior executives of the Company. Mr. DiGiovanni’s participation in the 2019 Plan, if offered by the Company, shall be in an annual amount equal to 50% of his base salary, with 50% of such annual amount vesting in equal annual installments over three years and 50% of the annual amount vesting based upon attainment of performance goals as determined by the Compensation Committee. To the extent Mr. DiGiovanni’s employment terminates on account of “Retirement” (as such term is defined in the agreement) during a performance period applicable to a particular 2019 Plan grant, the portion of such 2019 Plan grant that is subject to performance goals shall be earned pro-rata based on actual performance and the number of months that Mr. DiGiovanni was employed by the Company during the performance period. To be eligible for a pro-rated portion of the 2019 Plan grant in the event of a retirement, Mr. DiGiovanni must execute a release substantially in the form attached to his agreement.

If Mr. DiGiovanni’s employment is terminated by the Company for “Cause” or by Mr. DiGiovanni without “Good Reason” or in the event of Mr. DiGiovanni’s death or “Disability” (as such terms are defined in the agreement), Mr. DiGiovanni will be entitled to receive the following: (i) any base salary for days actually worked through the date of termination; (ii) reimbursement of all expenses for which Mr. DiGiovanni is entitled to be reimbursed pursuant to the agreement, but for which he has not yet been reimbursed; (iii) any vested accrued benefits under the Company’s employee benefit plans and programs in accordance with the terms of such plans and programs, as accrued through the date of termination; (iv) vested but unissued equity in the Company; (v) any bonus or other incentive (or portion thereof) for any preceding completed fiscal year that has been awarded by the Company to Mr. DiGiovanni, but has not been received by him prior to the date of termination; and (vi) accrued but unused vacation, to the extent Mr. DiGiovanni is eligible in accordance with the Company’s policies.

If Mr. DiGiovanni’s employment is terminated by the Company without “Cause” or by Mr. DiGiovanni for “Good Reason” (as such terms are defined in the agreement), and provided that Mr. DiGiovanni enters into a release as provided for in the agreement, Mr. DiGiovanni would be entitled to receive, in addition to the benefits described in the preceding paragraph, the following: (i) payment of his base salary for a period of 12 months following the effective date of his termination, to be paid in equal installments in accordance with the normal payroll practices of the Company, commencing on the Company’s first payroll date following the expiration of the release revocation period, with the first payment including any amounts not yet paid between the date of termination and the date of the first payment and (ii) a pro-rata cash bonus for the fiscal year in which such termination occurs, if any, determined by the Company (subject to certain the restrictions as set forth above), which shall be paid at the same time that annual incentive cash bonuses are paid to other executives of the Company, but in no event later than March 15 of the fiscal year following the fiscal year in which the date of termination occurs.

In the event of a “Change in Control” (as such term is defined in the agreement), all outstanding equity interests granted to Mr. DiGiovanni that are subject to time-based vesting provisions and that are not fully vested shall become fully vested as of the date of such Change in Control. The agreement also includes customary covenants running during Mr. DiGiovanni’s employment and for 12 months thereafter prohibiting Mr. DiGiovanni from directly or indirectly competing with the Company and from solicitation of employees, directors, officers, associates, consultants, agents or independent contractors, customers, suppliers, vendors and others having business relationships with the Company. The agreement also contains provisions relating to protection of the Company’s property, its confidential information and ownership of intellectual property as well as various other covenants and provisions customary for an agreement of this nature.

Austin K. So

Austin K. So and the Company are parties to an employment agreement dated June 15, 2018 pursuant to which Mr. So serves as Senior Vice President, Chief Legal Officer and Secretary of the Company. Mr. So’s base salary under the agreement is $375,000 per year, which base salary is subject to annual review by the Board. Any decrease in base salary will be made only to the extent the Company contemporaneously and proportionately decreases the base salaries of all of its senior executives.

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

DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Name (1)	($)	($) (2)	($)	($)
Andrew Axelrod	99,423	—	—	99,423
Spencer E. Goldenberg	72,308	20,000	—	92,308
Robert B. Hellman(3)	90,385	—	—	90,385
David Miller	81,346	20,000	—	101,346
Stephen J. Negrotti	94,904	20,000	—	114,904
Kevin D. Patrick(4)	25,000	—	—	25,000
Patricia D. Wellenbach	72,308	20,000	—	92,308

(1)

Each director was entitled to an annual retainer of $100,000, which could be received in cash, restricted phantom shares or a combination of cash and restricted phantom shares at the director’s election. A minimum of $20,000 of the $100,000 annual retainer payable to each director was required to be deferred and credited quarterly, in the form of restricted phantom shares to each director, except for Messrs. Axelrod and Hellman who were not subject to the restricted phantom share retainer clause due to their affiliations with Axar and AIM, respectively, and Mr. Patrick’s election was effective as of January 1, 2021. In addition, Mr. Negrotti received an annual retainer of $25,000 as Chairman of our Audit Committee, Mr. Miller received an annual retainer of $10,000 for serving as Chairman of our Compensation Committee and Mr. Axelrod received an annual retainer of $10,000 for serving as Chairman of our Trust and Compliance Committee. Additionally, the fees paid in cash reported above reflect the Board approved reductions of 50% of the quarterly retainer fee and additional Board committee chair fees payable to non-employee directors for a ten-week period of the third quarter of 2020. The cash amounts shown in the table above are those that were earned in 2020.

(2)

The shares of restricted phantom common stock awarded as retainer compensation are credited to a mandatory deferred compensation account established for each such person. In addition, for each restricted phantom share in such account, the Company credits the account, solely in additional restricted phantom shares, an amount of dividend equivalent rights so as to provide the holders of restricted phantom stock a means of participating on a one-for-one basis in any dividends paid to holders of our common stock. Payments of the participant’s mandatory deferred compensation account will be made on the earliest of (i) separation of the participant from service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death or (v) change of control of the Company. Any such payment will be made at the Company’s election in the Company’s common shares or cash.

(3)	Mr. Hellman resigned as director of the Company effective December 6, 2020.
(4)	Mr. Patrick was appointed as director of the Company effective September 4, 2020.

LONG-TERM INCENTIVE PLANS

The Board, on behalf of the general partner of StoneMor Partners L.P., originally approved the incentive plan (as amended from time to time, the “2019 Plan”) effective March 27, 2019 and an amendment thereto on December 18, 2019 that increased to 8,500,000 the number of units authorized for issuance under the incentive plan. On December 31, 2019, the Board approved the assumption of the incentive plan and all outstanding awards thereunder by the Company. On May 5, 2020, the Board approved the second amendment to the incentive plan, which increased the number of shares of common stock reserved for delivery under the incentive plan by 1,375,000 shares, and our stockholders approved the 2019 Plan at the 2020 Annual Meeting of Stockholders.

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

Subject to adjustments due to recapitalization or reorganization, the maximum aggregate number of common shares which may be issued pursuant to all awards under the 2019 Plan is 9,875,000. Common shares withheld from an award or surrendered by a recipient to satisfy certain tax withholding obligations of the Company or in connection with the payment of an exercise price with respect to an award will not be considered to be common shares delivered under the 2019 Plan. If any award is forfeited, canceled, exercised, settled in cash or otherwise terminates or expires without the actual delivery of common shares pursuant to the award, the common shares subject to such award will be available again for awards under the 2019 Plan.

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

Awards under the 2019 Plan may be in the form of: (i) incentive stock options qualified as such under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) (“Incentive Options”), (ii) options that do not qualify as incentive stock options (“Nonstatutory Options,” and together with Incentive Options, “Options”), (iii) stock appreciation rights (“SARs”), (iv) restricted stock awards (“Restricted Stock”), which may include tandem stock dividend rights (“SDRs”), (v) phantom stock (“Phantom Stock”), (vi) stock awards (“Stock Awards”), (vii) cash awards (“Cash Awards”), (viii) other stock-based awards (“Other Stock-Based Awards”), (ix) dividend equivalent rights, to be granted alone or in tandem with other Awards (other than Restricted Stock or Stock Awards) (“DERs”), (x) substitute awards (“Substitute Awards”), or (xi) performance-based awards (“Performance Awards”) (collectively referred to as “Awards”). Awards under the 2019 Plan may be granted either alone or in addition to, in tandem with or in substitution for any other award granted under the 2019 Plan. Awards granted in addition to or in tandem with other awards may be granted either at the same time as or at a different time from the other award.  If an award is granted in substitution or exchange for another award, the Compensation Committee shall require the recipient to surrender the original award in consideration for the grant of the new award. Awards under the 2019 Plan may be granted in lieu of cash compensation, including in lieu of cash compensation. Summaries of the different types of awards are provided below:

Options.  Under the 2019 Plan, the Committee may grant Options to Eligible Persons, including (i) Incentive Options and (ii) Nonstatutory Options. The exercise price of each Option granted under the 2019 Plan will be stated in the Option agreement and may vary; provided, however, that, the exercise price for an Option must not be less than the fair market value per share of Common Stock as of the date of grant of the Option (or in the case of an Incentive Option granted to an individual who owns equity possessing more than 10% of the total combined voting power of all classes of equity of the Company or any affiliate, 110% of the fair market value per share of Common Stock as of the date of grant).  Options may be exercised as the Committee determines, but not later than ten years from the date of grant (or in the case of an Incentive Option granted to an individual who owns equity possessing more than 10% of the total combined voting power of all classes of equity of the Company or its affiliate, for a period of no more than five years following the date of grant).  Incentive Options will not be granted more than ten years after the earlier of the adoption of the 2019 Plan or the approval of the 2019 Plan by the stockholders of the Company.  Any Incentive Option that fails to comply with Section 422 of the Code for any reason will result in the reclassification of the Option as a Nonstatutory Option, which will be exercisable as such.  The Committee will determine the methods and form of payment for the exercise price of an Option (including, in the discretion of the Committee, payment in shares of Common Stock, other Awards, net settlement, broker assisted exercise or other property) and the methods and forms in which shares of Common Stock will be delivered to a participant.

SARs. An SAR is the right to receive, in cash or in shares of Common Stock, as determined by the Committee, an amount equal to the excess of the fair market value of one share of Common Stock on the date of exercise over the exercise price of the SAR.  If an SAR is designed to comply with Treasury Regulation Section 1.409A-l(b)(5)(i)(A), it may be granted only to Eligible Persons that are also employees, consultants or directors performing services directly for the Company or an entity in a chain of entities that has a “controlling interest” in another entity or chain of entities, beginning with the Company and ending with the entity for which the individual provides services. SARs that are designed to be otherwise exempt from Section 409A of the Code and its regulations may be granted to any Eligible Person. The Committee will determine the time or times at which an SAR may be exercised in whole or in part. The grant price of an SAR granted under the 2019 Plan will be stated in the SAR agreement and may vary; provided, however, that all SARs shall have an exercise price equal to or greater than the fair market value of a share of Common Stock on the date of grant unless the SAR is a Substitute Award.

Restricted Stock. An Award of Restricted Stock is a grant of shares of Common Stock subject to a risk of forfeiture, restrictions on transferability and any other restrictions imposed by the Committee in its discretion. The Committee has the authority to determine to whom Restricted Stock will be granted, the number of shares of Restricted Stock to be granted to each participant, the duration of any restrictions, the conditions under which the Restricted Stock will become vested or forfeited (including any events that would provide for accelerated vesting) and any other terms and conditions the Committee may establish with respect to Awards. During the restricted period applicable to the Restricted Stock, the Restricted Stock may not be sold, transferred, pledged, hypothecated, margined or otherwise encumbered by the participant. Restricted Stock may also provide the participant with an SDR with respect to the Restricted Stock, which may be subject to the same forfeiture and other restrictions as the Restricted Stock, as determined by the Committee. If restricted, SDRs will be held, without interest, until the related Restricted Stock vests or is forfeited, with the SDR being paid or forfeited at the same time, as the case may be. Absent a restriction on the SDRs in the Award agreement, SDRs will be paid to the holder of the Restricted Stock at the same time as cash dividends are paid by the Company to its stockholders.

Phantom Stock. A share of Phantom Stock is a notional share of Common Stock that entitles the participant to receive, no later than the 15th calendar day following vesting, a share of Common Stock or an amount of cash equal to the fair market value of a share of Common Stock, as determined by the Committee in its discretion. The Committee has the authority to determine the Eligible Person(s) to whom Phantom Stock will be granted, if any, the number of shares of Phantom Stock to be granted to each participant and any other terms and conditions that the Committee may establish, including with respect to vesting or forfeiture.

Stock Awards. Stock Awards are grants of shares of Common Stock that are not subject to a restricted period and are not subject to an exercise price or settlement features. The Committee may grant Stock Awards to any Eligible Person in such amounts as the Committee, in its sole discretion, may select.

Other Stock-Based Awards and Cash Awards. The Committee may grant Other Stock-Based Awards, which are Awards that may be denominated or payable in, valued in whole or in part by reference to or otherwise based on, or related to, shares of Common Stock, including, without limitation, convertible or exchangeable debt securities, other rights convertible or exchangeable into shares of Common Stock, purchase rights for shares of Common Stock, Awards with value and payment contingent upon performance of the Company or any other factors designated by the Committee and Awards valued by reference to the book value of shares of Common Stock or the value of securities of or the performance of specified affiliates of the Company. The Committee shall determine the terms and conditions of any such Other Stock-Based Award. Cash Awards may also be granted under the 2019 Plan as an element of or a supplement to any other Award or independent of any other Award.

DERs. A DER is a dividend equivalent right, granted alone or in tandem with a specific Award (other than Restricted Stock or a Stock Award), to receive with respect to each share of Common Stock subject to the Award an amount in cash equal to the cash dividends paid by the Company with respect to a share of Common Stock during the period such Award is outstanding. The DER may be paid directly to the participant, be credited to a bookkeeping account subject to the same vesting restrictions as the tandem Award, if any, or be subject to such other provisions or restrictions as determined by the Committee in its sole discretion. Absent a contrary provision in the Award agreement, DERs will be paid to the participant at the same time as cash dividends are paid by the Company to its stockholders.

Performance Awards. The grant, exercise or settlement of an Award may be conditioned on the satisfaction of certain performance criteria. The Committee shall determine the terms of any performance conditions attached to an Award, and the performance period for which those conditions will apply. Performance conditions may include, but are not limited to, the following: (A) earnings per share, (B) revenues, (C) cash flow, (D) cash flow from operations, (E) cash flow return, (F) return on net assets, (G) return on assets, (H) return on investment, (I) return on capital, (J) return on equity, (K) economic value added, (L) operating margin, (M) contribution margin, (N) net income, (O) net income per share, (P) pretax earnings, (Q) pretax earnings before interest, depreciation and amortization, (R) pretax operating earnings after interest expense and before incentives, service fees and extraordinary or special items, (S) total stockholder return, (T) debt reduction, (U) market share, (V) change in the fair market value of the Common Stock, (W) operating income and (X) any of the above goals determined on an absolute or relative basis or as compared to the performance of a published or special index deemed applicable by the Committee including, but not limited to, the Standard & Poor’s 500 Stock Index or a group of comparable companies.  Performance goals may differ for performance awards granted to any one participant or to different participants. Performance goals shall be established by the Committee not later than 90 days after the beginning of any performance period applicable to such Award.

Substitute Awards. Substitute Awards may be granted in substitution for similar awards held by individuals who become Eligible Persons as a result of a merger, consolidation or acquisition by the Company or its affiliate of another entity or the assets of another entity. Awards may also be granted in substitution for any other Award granted under the 2019 Plan or any award granted under any other plan of the Company or any of its affiliates. If an Award is granted in substitution for another Award, the Committee shall require the surrender of such other Award in consideration for the grant of the new Award.

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

The following table shows the amount and percentage of the outstanding shares of our common stock that each of our named executive officers, each of our directors, each person whom we believe beneficially owns 5% or more of the outstanding shares of our common stock and all of our directors and executive officers as a group as of March 1, 2021. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the shares of common stock set forth opposite such beneficial owner’s name.

Name of Beneficial Owner	Position	Amount of Beneficial Ownership	Percent of Class
Joseph M. Redling (1)	President, Chief Executive Officer and a Director	1,109,668	*
Jeffrey DiGiovanni (2)	Senior Vice President and Chief Financial Officer	40,349	*
Austin K. So (2)	Senior Vice President, Chief Legal Officer and Secretary	114,267	*
Andrew Axelrod (3)(4)	Director	83,110,313	70.5%
Spencer E. Goldenberg	Director	—	*
David Miller	Director	941,432	*
Stephen J. Negrotti	Director	48,634	*
Kevin D. Patrick	Director	—	*
Patricia D. Wellenbach	Director	6,064	*
All current directors and executive officers as a group (12 persons)		85,424,193	72.4%
Axar Capital Management, LP (1330 Avenue of the Americas, 30th Floor, New York, NY 10019)(4)		83,110,313	70.5%
Robert B. Hellman, Jr. (c/o 950 Tower Lane, Suite 800, Foster City, CA 94464) (5)		6,945,274	5.9%

*	Less than one percent
(1)

Excludes 234,375 shares of restricted common stock included in the award of 750,000 restricted common units granted to Mr. Redling in 2018 and 312,500 shares of unvested restricted common stock granted in 2020.

(2)	Excludes 56,500 shares of unvested restricted common stock granted in 2020.
(3)

Represents shares beneficially owned by Axar Capital Management, LP as investment manager for certain funds and managed accounts with respect to the shares they hold. Mr. Axelrod is the sole member of Axar GP, LLC, the general partner of Axar Capital Management, LP.

(4)	Information other than percentage of class beneficially owned is based on a Schedule 13D/A filed on November 23, 2020.
(5)

Mr. Hellman’s beneficial ownership consists of 41,567 shares of common stock held by Mr. Hellman directly, 4,539,545 shares of common stock held by Mr. Hellman as trustee under the Voting and Trust Agreement for the benefit of ACII and 2,364,162 shares of common stock held by ACII. AUH is the sole manager of ACII. Mr. Hellman is a managing member of AUH and may be deemed to share voting and dispositive power over the common stock held by ACII. Information other than percentage of class beneficially owned is based on a Schedule 13D/A filed on January 3, 2020 and the records of the Company’s transfer agent.

The following table details information regarding the 2019 Plan as of December 31, 2020:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	( c)
Equity compensation plan approved by security holders	6,075,000	$1.27	880,363
Equity compensation plan not approved by security holders	—	—	—
Total	6,075,000	$1.27	880,363
(1)	Excludes 149,783 phantom shares and 1,128,125 restricted shares awarded under the 2019 Plan.

For more information related to our 2019 Plan, see Note 14, Long Term Incentive Plan to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

INDEPENDENCE OF DIRECTORS

For a list of our directors as of March 1, 2021, see Part III, Item 10, Directors, Executive Officers and Corporate Governance in this Annual Report. Our Board has concluded that all of our directors other than Andrew M. Axelrod and Joseph M. Redling, and all of the members of our Audit Committee and our Compensation Committee, are independent within the meaning of the NYSE listing standards.

RELATED PARTY TRANSACTIONS POLICY AND PROCEDURES

As set forth in the Audit Committee charter, it is our policy that we will not enter into any transaction that would need to be disclosed in this Item 13 unless the Audit Committee or another independent body of the Board first reviewed and approved the transaction. In March 2021 our Board established and approved a charter for the Conflicts Committee which delegates to the Conflicts Committee the responsibility for reviewing and, as it determines appropriate, rejecting or approving or recommending to the Board that it approve such transactions.

As of March 1, 2021, Axar beneficially owned 70.5% of our outstanding common stock, which constituted a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of NYSE corporate governance standards. For discussion on certain risks and uncertainties attributable to us being a controlled company, see Part I, Item 1A. Risk Factors of this Annual Report.

In January 2020, our trusts completed the purchase of a $30 million participation in a new $70 million debt facility issued by Payless Holdings LLC (“Payless”). Funds and accounts affiliated with Axar also invested $20 million in this facility. The investment was initially proposed by the Chairman of the Board, Mr. Axelrod. The investment was reviewed and approved in December 2019 in accordance with the Partnership’s governance policies in place at that time. At the time of the investment, the funds and accounts affiliated with Axar owned approximately 30% of the equity of Payless, and Mr. Axelrod served on Payless’ board of directors. The amount of the investment represented approximately 4% of the total fair market value of the Company’s trust assets when it was made.

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

On May 27, 2020, we entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Axar, the accounts managed by Axar set forth on Schedule B thereto and one or more accounts managed by Axar to be designated by it (collectively, the “Purchasers”) pursuant to which we agreed to sell an aggregate of 23,287,672 shares of our Common Stock, par value $0.01 per share to the Purchasers at a price of $0.73 per share, an aggregate of $17.0 million. Because our common stock had been trading at a price less than the $0.73 subscription price for the rights offering described above and that under similar circumstances our previous rights offering received only 10% participation, our Board of Directors determined and Axar agreed in the Common Stock Purchase Agreement to amend the Axar Commitment to provide for a direct purchase of the 23,287,672 shares of common stock and avoid the expense of proceeding with the rights offering while obtaining the same per share and aggregate purchase price contemplated by the Axar Commitment.

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

On February 1, 2021, Cornerstone Trust Management Services LLC (“Cornerstone”), a wholly-owned subsidiary of the Company, entered into a Subadvisor Agreement (the “Agreement”) with Axar. Axar owns approximately 70.5% of the Company’s outstanding common stock, and the sole member of it general partner is Mr. Axelrod, who serves as the Chairman of the Board. In connection with the execution of the Agreement, Mr. Axelrod resigned as a member of the Trust and Compliance Committee of the Board.

Pursuant to the charter of the Trust Committee, the retention of Axar as a subadvisor and the Agreement were first reviewed and approved by the Trust Committee, subject to the condition that the retention of Axar and the Agreement also be approved by a Board committee comprised exclusively of independent directors. Given the Axar relationship, the Board appointed a special committee to review the retention of Axar and the Agreement, which subsequently also approved the retention of Axar and the terms of the Agreement. Both the Trust Committee and the special committee concluded that Axar had the appropriate experience and performance record that would assist Cornerstone in performing its investment advisory obligations for the Company, that the retention of Axar would provide back-office operational efficiencies to Cornerstone and that the financial terms were at least as favorable to Cornerstone as the terms that would be available from other unaffiliated subadvisors, if not more favorable.

Under the terms of the Agreement, Axar agreed to provide the following services with respect to the assets held in the Company’s merchandise and perpetual care trust (the “Trusts”) and certain pooled investment vehicles administered by the trustee of the Trusts (the “Trustee”) in which certain of the Trusts participate or invest (collectively, the “Investment Assets”):

•

Advise Cornerstone with respect to the allocation and investment of the Investment Assets on a non-discretionary basis, including providing advice concerning portfolio allocation among investment strategies;

•	Oversee other subcontractors or external managers engaged by Cornerstone to provide advice with respect to the Investment Assets;
•	Provide quarterly investment performance reports to and meet on a quarterly basis with the Trust Committee;
•	As requested by Cornerstone from time to time, perform the tasks and responsibilities delegated by the Trust Committee to Cornerstone under the Company’s investment policy statement; and
•

As requested by Cornerstone, assist Cornerstone in performing its duties by providing general back office and administrative support to Cornerstone and, at Cornerstone’s reasonable request, the Trustee.

Under the Agreement, Axar will be entitled to a quarterly fee equal to 0.0125% of the value of the Investment Assets through December 31, 2021 and, thereafter, a quarterly fee equal to 0.025% of the value of the Investment Assets.  In each case, the value of the Investment Assets will be determined by the Trustee. The Agreement also includes customary confidentiality and indemnification provisions.

The initial term of the Agreement is through December 31, 2021 and it automatically renews for an unlimited number of one-year terms thereafter, provided that either party may terminate the Agreement on 90 days’ prior written notice.

PARENTS OF SMALLER REPORTING COMPANIES

As a smaller reporting company, we are required to list all “parents” of the Company showing the basis of control and, as to each such parent, the percentage of voting securities owned or other basis of control by its immediate parent. For this purpose, a “parent” is an affiliate that, directly or indirectly through one or more intermediaries, controls an entity. The only person that we believe is or may be deemed to be a “parent” of the Company is Axar Capital Management, LP based on (i) its ownership of 83,110,313, or approximately 70.5%, of our outstanding common stock and (ii) the fact that Andrew M. Axelrod, the Chairman of our Board, is the sole member of the general partner of Axar Capital Management, LP.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Grant Thornton LLP for the audit of our annual financial statements for fiscal years 2020 and 2019, along with audit-related services and all other services rendered by Grant Thornton LLP for fiscal years 2020 and 2019:

	Years Ended December 31,
	2020	2019
Audit fees	$1,963,910	$2,094,378

The category of "Audit fees" includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as providing consents for our various registration statements.

All above audit services and audit-related services were pre-approved by the Audit Committee, which concluded that the provision of such services by Grant Thornton LLP was compatible with the maintenance of each firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15.	EXHIBITS INDEX AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements
(1)	The following financial statements of StoneMor Inc. are included in Part II, Item 8. Financial Statements and Supplementary Data:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

Consolidated Statements of Owners’ Equity for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

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

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

3.1*	Certificate of Incorporation of StoneMor Inc.	8-K	3.1	December 31, 2019

3.2*	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock of StoneMor Inc.	10-K	3.2	April 7, 2020

3.3*	Certificate of Elimination of the Certificate of Designation of Preferred Stock of StoneMor Inc.	10-Q	3.3	November 16, 2020

3.4*	Certificate of Amendment of the Certificate of Incorporation of StoneMor Inc.	10-Q	3.4	November 16, 2020

3.5*	Bylaws of StoneMor Inc.	8-K	3.2	December 31, 2019

4.1*	Indenture dated as of June 27, 2019 by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the initial purchasers named therein, the guarantors named therein and Wilmington Trust, National Association, as trustee, including the form of 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024	8-K	4.1	June 28, 2019

4.2*	First Supplemental Indenture, dated as of December 31, 2019, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., StoneMor Inc., the Subsidiary Guarantors and Wilmington Trust, National Association	8-K	4.1	December 31, 2019

4.3*	Second Supplemental Indenture, dated as of January 30, 2020, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., StoneMor Inc., StoneMor LP Holdings, LLC and Wilmington Trust, National Association	10-K	4.3	April 7, 2020

4.4*	Third Supplemental Indenture, dated as of April 1, 2020, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc. and Wilmington Trust, National Association	8-K	4.1	April 2, 2020

4.5*	Form of 9.875%/11.500% Senior Secured PIK Toggle Note due 2024 (included in Exhibit 4.1)	8-K	4.2	June 28, 2019

4.6*	Collateral Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, as collateral agent	8-K	4.3	June 28, 2019

4.7*	Supplement to Collateral Agreement dated January 30, 2020 by StoneMor LP Holdings, LLC to Collateral Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, as collateral agent	10-K	4.7	April 7, 2020

4.8*	Registration Rights Agreement dated June 27, 2019 by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the guarantors name therein and the initial purchasers named therein	8-K	4.4	June 28, 2019

4.9*	Description of Common Stock	10-K	4.9	April 7, 2020

10.1*	Lease Agreement, dated as of September 26, 2013, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor	8-K	10.1	October 2, 2013

10.2*	Amendment No. 1 to Lease Agreement, dated as of March 20, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor	8-K	10.1	March 26, 2014

10.3*	Amendment No. 2 to Lease Agreement, dated as of May 28, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P.	10-Q	10.3	August 8, 2014

10.4*	Registration Rights Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., StoneMor GP LLC, SMP SPV LLC, Star V Partners LLC, Blackwell Partners LLC –Series E, David Miller, MPF Investco 6, LLC, MPF Investco 7, LLC, MPF Investco 8, LLC, The Mangrove Partners Fund, L.P. and The Mangrove Partners Fund (Cayman Partnership), L.P.	8-K	10.2	June 28, 2019

10.5*	Registration Rights Agreement dated as of January 30, 2020 by and among StoneMor Inc., American Cemeteries Infrastructure Investors, LLC, StoneMor GP Holdings, LLC and certain funds and managed accounts for which Axar Capital Management, LP serves as investment manager	8-K	10.1	February 4, 2020

10.6*	Amendment to Registration Rights Agreement dated as of June 19, 2020 by and among StoneMor Inc., American Cemeteries Infrastructure Investors, LLC, StoneMor GP Holdings, LLC and certain funds and managed accounts for which Axar Capital Management, LP serves as investment manager	8-K	10.1	June 25, 2020

10.7*	Asset Sale Agreement dated as of December 4, 2019 by and among Carriage Funeral Holdings, Inc., StoneMor California Subsidiary, Inc. and StoneMor California, Inc.	8-K	2.1	December 5, 2019

10.8*	Series A Preferred Unit Purchase Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., SMP SPV LLC, Star V Partners LLC, Blackwell Partners LLC –Series E, David Miller, MPF Investco 6, LLC, MPF Investco 7, LLC, MPF Investco 8, LLC, The Mangrove Partners Fund, L.P. and The Mangrove Partners Fund (Cayman Partnership), L.P.	8-K	10.1	June 28, 2019

10.9*	Nomination and Director Voting Agreement dated as of September 27, 2018 by and among StoneMor GP LLC, Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC.	10-K	10.10	April 7, 2020

10.10*	First Amendment to Nomination and Director Voting Agreement dated as of February 4, 2019 by and among StoneMor GP LLC, Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC.	10-K	10.11	April 7, 2020

10.11*	Second Amendment to Nomination and Director Voting Agreement dated as of June 27. 2019 by and among StoneMor GP LLC, Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC.	10-K	10.12	April 7, 2020

10.12*	Third Amendment to Nomination and Director Voting Agreement dated as of November 3, 2020 by and among StoneMor GP LLC, Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC	8-K	2.2	November 9, 2020

10.13*	Fourth Amendment to Nomination and Director Voting Agreement dated as of November 20. 2020 by and among StoneMor GP LLC, Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC	8-K	2.2	November 23, 2020

10.14†*	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Martin R. Lautman, William Shane, Allen R. Freedman, effective September 20, 2004	10-Q	10.9	November 15, 2004

10.15†*	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007	10-Q	10.9	November 15, 2004

10.16†*	Form of Indemnification Agreement by and between StoneMor GP LLC and Leo J. Pound and Jonathan Contos, dated February 26, 2015	10-Q	10.1	May 8, 2015

10.17†*	Indemnification Agreement, dated May 16, 2017, by and between StoneMor GP LLC and R. Paul Grady	8-K	10.2	May 22, 2017

10.18†*	Indemnification Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Mark Miller	8-K	10.4	May 22, 2017

10.19†*	Indemnification Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Robert A. Sick	8-K	10.5	May 22, 2017
10.20†*	Indemnification Agreement effective June 15, 2018 by and between StoneMor GP LLC and Patricia Wellenbach	8-K	10.6	June 18, 2018

10.21†*	Indemnification Agreement effective June 15, 2018 by and between StoneMor GP LLC and Stephen J. Negrotti	8-K	10.7	June 18, 2018

10.22†*	Indemnification Agreement effective July 16, 2019 by and between StoneMor GP LLC and Andrew M. Axelrod	8-K	10.8	July 22, 2019

10.23†*	Indemnification Agreement effective July 16, 2019 by and between StoneMor GP LLC and Spencer E. Goldenberg	8-K	10.9	July 22, 2019

10.24†*	Indemnification Agreement effective July 16, 2019 by and between StoneMor GP LLC and David Miller	8-K	10.10	July 22, 2019

10.25†*	Form of StoneMor Inc. Indemnification Agreement	8-K	10.1	December 31, 2019

10.26†*	Employment Agreement by and between Joseph M. Redling and StoneMor GP LLC, dated June 29, 2018	8-K	10.1	July 3, 2018

10.27†*	Employment Agreement dated September 19, 2019 by and between StoneMor GP LLC and Jeffrey DiGiovanni	8-K	10.3	September 19, 2019

10.28†*	Employment Agreement by and between Austin K. So and StoneMor GP LLC, dated June 15, 2018	8-K	10.3	June 18, 2018

10.29†*	StoneMor Amended and Restated 2019 Long-Term Incentive Plan	8-K	10.1	April 2, 2019

10.30†*	First Amendment to the StoneMor Amended and Restated 2019 Long-Term Incentive Plan	8-K	10.1	December 20, 2019

10.31†*	Second Amendment to the StoneMor Amended and Restated 2019 Long-Term Incentive Plan	8-K	10.1	May 11, 2020

10.32†*	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Andrew M. Axelrod	8-K	10.5	July 22, 2019

10.33†*	Amendment to Director Restricted Phantom Unit Agreement dated November 7, 2019 by and between StoneMor GP LLC and Andrew M. Axelrod	10-K	10.31	April 7, 2020

10.34†*	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Spencer E. Goldenberg	8-K	10.6	July 22, 2019

10.35†	Amendment to Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Spencer E. Goldenberg

10.36†*	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and David Miller	8-K	10.7	July 22, 2019

10.37†*	Director Restricted Phantom Unit Agreement effective June 15, 2018 by and between StoneMor GP LLC and Stephen J. Negrotti	8-K	10.5	June 18, 2018

10.38†*	Director Restricted Phantom Unit Agreement effective June 15, 2018 by and between StoneMor GP LLC and Patricia D. Wellenbach	8-K	10.4	June 18, 2018

10.39†*	Executive Restricted Unit Award Agreement dated July 18, 2018 by and between StoneMor GP LLC and Joseph M. Redling	8-K	10.1	July 24, 2018

10.40†*	Form of StoneMor Amended and Restated 2019 Long-Term Incentive Plan Option Agreement	10-K	10.37	April 7, 2020

10.41†	Form of StoneMor Amended and Restated 2019 Long Term Incentive Plan Option Agreement (Stock)

10.42†	Form of StoneMor Amended and Restated 2019 Long-Term Incentive Plan Restricted Stock Award Agreement

10.43†	Director Restricted Phantom Unit Agreement by and between StoneMor Inc. and Kevin D. Patrick

10.44*	Asset Sale Agreement dated as of December 4, 2019 by and among Carriage Funeral Holdings, Inc., StoneMor California Subsidiary, Inc. and StoneMor California, Inc.	8-K	2.1	December 5, 2019

10.45*	Asset Sale Agreement dated as of November 6, 2020 by and among Clearstone Memorial Partners, LLC, StoneMor Oregon LLC, StoneMor Oregon Subsidiary LLC and StoneMor Washington, Inc.	8-K	2.1	November 9, 2020

10.46*	Letter Agreement dated April 1, 2020 by and between Axar Capital Management, LP and StoneMor Inc.	8-K	10.1	April 2, 2020

10.47*	Series A Preferred Stock Purchase Agreement dated April 3, 2020 by and among StoneMor, Inc., Axar CL SPV LLC, Star V Partners LLC and Blackwell Partners LLC –Series E	10-K	10.45	April 7, 2020

10.48*	Master Services Agreement (Unionized Locations) dated April 2, 2020 by and between StoneMor Operating LLC and Rickert Landscaping, Inc.	10-K	10.46	April 7, 2020

10.49*	Master Services Agreement dated April 2, 2020 by and between StoneMor Operating LLC and Moon Landscaping, Inc.	10-K	10.47	April 7, 2020

10.50*	Common Stock Purchase Agreement dated May 27, 2020 by and among StoneMor Inc., Axar Capital Management, LP and the accounts set forth or to be set forth on Schedule A or Schedule B thereto	8-K	10.1	May 28, 2020

10.51*	Letter Agreement dated as of November 19, 2020 by and among StoneMor GP LLC, Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC	8-K	2.1	November 23, 2020

10.52*	Subadvisor Agreement dated as of February 1, 2021 by and between Cornerstone Trust Management Services, LLC and Axar Capital Management, LP.	8-K	10.1	February 2, 2021

21.1	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

101

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) Consolidated Statements of Operations for the years ended December 31, 2020 and 2019; (iii) Consolidated Statements of Owners’ Equity for the years ended December 31, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (v) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Inc.

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement
ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR INC.

March 25, 2021	By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph M. Redling	President and Chief Executive Officer and Director	March 25, 2021
Joseph M. Redling (Principal Executive Officer)

/s/ Jeffrey DiGiovanni	Senior Vice President and Chief Financial Officer	March 25, 2021
Jeffrey DiGiovanni (Principal Financial and Accounting Officer)

/s/ Andrew Axelrod	Chairman of the Board	March 25, 2021
Andrew Axelrod

/s/ Spender Goldberg	Director	March 25, 2021
Spencer Goldberg

/s/ David Miller	Director	March 25, 2021
David Miller

/s/ Stephen J. Negrotti	Director	March 25, 2021
Stephen J. Negrotti

/s/ Kevin D. Patrick	Director	March 25, 2021
Kevin D. Patrick

/s/ Patricia D. Wellenbach	Director	March 25, 2021
Patricia D. Wellenbach