Form 10-Q
period 2021-03-31
Stonemor Inc.
filed 2021-05-13
CIK 1753886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares of the registrant’s common stock outstanding at May 11, 2021 was 117,964,891.

FORM 10-Q OF STONEMOR INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STONEMOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$48,696	$39,244
Restricted cash	16,575	20,846
Accounts receivable, net of allowance	58,912	57,869
Prepaid expenses	9,622	5,290
Assets held for sale	29,258	28,575
Other current assets	16,532	16,884
Total current assets	179,595	168,708

Long-term accounts receivable, net of allowance	75,985	75,301
Cemetery property	299,824	299,526
Property and equipment, net of accumulated depreciation	81,967	83,496
Merchandise trusts, restricted, at fair value	524,623	501,453
Perpetual care trusts, restricted, at fair value	319,175	312,228
Deferred selling and obtaining costs	119,068	116,900
Deferred tax assets	9	9
Intangible assets, net	54,826	55,094
Other assets	22,028	22,248
Total assets	$1,677,100	$1,634,963

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$50,836	$51,718
Liabilities held for sale	24,146	23,406
Accrued interest	95	95
Current portion, long-term debt	3,226	317
Total current liabilities	78,303	75,536

Long-term debt, net of deferred financing costs	322,144	320,715
Deferred revenues	986,044	949,164
Deferred tax liabilities	27,926	29,652
Perpetual care trust corpus	319,175	312,228
Other long-term liabilities	40,040	40,081
Total liabilities	1,773,632	1,727,376
Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 117,918,016 and 117,871,141 shares issued and outstanding, respectively	1,179	1,178
Paid-in capital in excess of par value	(84,728)	(85,232)
Accumulated deficit	(12,983)	(8,359)
Total stockholders' equity	(96,532)	(92,413)
Total liabilities and stockholders' equity	$1,677,100	$1,634,963

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Cemetery:
Interments	$20,519	$14,759
Merchandise	16,282	14,378
Services	17,281	15,027
Investment and other	12,898	10,633
Funeral home:
Merchandise	5,973	5,386
Services	5,360	4,919
Total revenues	78,313	65,102
Costs and Expenses:
Cost of goods sold	11,184	9,414
Cemetery expense	18,161	16,948
Selling expense	14,207	12,051
General and administrative expense	10,193	9,515
Corporate overhead	9,541	8,501
Depreciation and amortization	2,102	2,314
Funeral home expenses:
Merchandise	1,661	1,336
Services	4,661	4,394
Other	3,019	2,760
Total costs and expenses	74,729	67,233

Operating income (loss)	3,584	(2,131)
Interest expense	(10,473)	(11,353)
Loss from continuing operations before income taxes	(6,889)	(13,484)
Income tax benefit (expense)	1,676	(1,288)
Net loss from continuing operations	(5,213)	(14,772)
Discontinued operations (Note 2):
Income from operations of discontinued businesses	589	23,775
Income tax expense	—	—
Net income from discontinued operations	589	23,775
Net (loss) income	$(4,624)	$9,003

Net loss from continuing operations per common share (basic)	$(0.04)	$(0.16)
Net income from discontinued operations per common share (basic)	0.00	0.25
Net loss per common share (basic)	$(0.04)	$0.10

Net loss from continuing operations per common share (diluted)	$(0.04)	$(0.16)
Net income from discontinued operations per common share (diluted)	0.00	0.25
Net loss per common share (diluted)	$(0.04)	$0.10
Weighted average number of common shares outstanding - basic	117,909	94,472
Weighted average number of common shares outstanding - diluted	117,909	94,472

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except shares)

	Common Stock
	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Total
Three Months Ended March 31, 2021
December 31, 2020	117,871,141	$1,178	$(85,232)	$(8,359)	$(92,413)
Common stock awards under incentive plans	46,875	1	504	—	505
Net loss	—	—	—	(4,624)	(4,624)
March 31, 2021	117,918,016	$1,179	$(84,728)	$(12,983)	$(96,532)

	Common Stock
	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Retained Earnings	Total
Three Months Ended March 31, 2020
December 31, 2019	94,447,356	$944	$(103,434)	$—	$(102,490)
Common stock awards under incentive plans	29,746	—	375	—	375
Net income	—	—	—	9,003	9,003
March 31, 2020	94,477,102	$944	$(103,059)	$9,003	$(93,112)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net (loss) income	$(4,624)	$9,003
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Cost of lots sold	1,394	1,296
Depreciation and amortization	2,142	2,459
Provision for bad debt	2,212	1,144
Non-cash compensation expense	505	375
Non-cash interest expense	1,880	5,260
Gain on sale of businesses	(7)	(24,086)
Changes in assets and liabilities:
Accounts receivable, net of allowance	(6,843)	(1,595)
Merchandise trust fund	(6,145)	(1,829)
Other assets	(3,754)	2,338
Deferred selling and obtaining costs	(2,202)	(1,178)
Deferred revenues	22,598	6,434
Deferred taxes, net	(1,726)	1,228
Payables and other liabilities	(799)	(6,087)
Net cash provided by (used in) operating activities	4,631	(5,238)
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(1,774)	(2,073)
Proceeds from divestitures	—	28,190
Net cash (used in) provided by investing activities	(1,774)	26,117
Cash Flows From Financing Activities:
Proceeds from borrowings	4,433	2,639
Repayments of debt	(1,541)	(32,181)
Principal payment on finance leases	(299)	(425)
Cost of financing activities	(269)	(213)
Net cash provided (used in) by financing activities	2,324	(30,180)
Net increase in cash, cash equivalents and restricted cash	5,181	(9,301)
Cash, cash equivalents and restricted cash—Beginning of period	60,090	56,767
Cash, cash equivalents and restricted cash—End of period	$65,271	$47,466
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,639	$7,015
Cash paid during the period for income taxes	505	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$473	$848
Operating cash flows from finance leases	87	116
Financing cash flows from finance leases	299	425
Non-cash investing and financing activities:
Accrued paid-in-kind interest on 2024 Notes	$—	$3,615

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

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

Nature of Operations

The Company is a provider of funeral and cemetery products and services in the death care industry in the United States. As of March 31, 2021, the Company operated 313 cemeteries in 26 states and Puerto Rico, of which 283 were owned and 30 were operated under lease, management or operating agreements. As of March 31, 2021, the Company also owned and operated 80 funeral homes, including 37 located on the grounds of cemetery properties that the Company owned, in 16 states and Puerto Rico.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements, which are unaudited, have been prepared in accordance with the requirements of the Quarterly Report on Form 10-Q and Generally Accepted Accounting Principles (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Annual Reports on Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statement as of December 31, 2020, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with Securities and Exchange Commission ("SEC") on March 25, 2021 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto presented in the Annual Report. The results of operations for the three months ended March 31, 2021 may not necessarily be indicative of the results of operations for the full year ending December 31, 2021.

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

Refinancing

On May 11, 2021, the Company issued $400.0 million aggregate principal amount of 8.500% Senior Secured Notes due 2029 (the “2029 Notes”). The gross proceeds from the sale of the 2029 Notes was $389.9 million, less advisor fees, legal fees, mortgage costs and other closing expenses. The 2029 Notes were issued pursuant to an indenture (the “2029 Indenture”), dated as of May 11, 2021, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. Substantially concurrently with the closing of the offering of the 2029 Notes, the Partnership and Cornerstone Family Services of West Virginia Subsidiary, Inc. (collectively, the “2024 Issuers”) deposited from the net cash proceeds from the offering of the 2029 Notes an amount sufficient to fund the full redemption of the outstanding 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024 (the “2024 Notes”) with Wilmington Trust, National Association (the “2024 Trustee”) as trustee under the Indenture, dated as of June 27, 2019 (as amended, the “2024 Indenture”), among the 2024 Issuers, the guarantors party thereto and the 2024 Trustee governing the 2024 Notes. Upon deposit of such funds with the 2024 Trustee, the 2024 Indenture was satisfied and discharged in accordance with its terms. As a result of the satisfaction and discharge of the 2024 Indenture, the 2024 Issuers and the guarantors of the 2024 Notes, including the Company, have been released from their obligations with respect to the 2024 Indenture and the 2024 Notes, except with respect to those provisions of the 2024 Indenture that, by their terms, survive the satisfaction and discharge of the 2024 Indenture. Refer to Note 18 Subsequent Events for more detailed information.

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

The Company’s top priority is the health and safety of its employees and the families it serves. Since the start of the outbreak in the U.S., the Company’s senior management team has taken actions to protect its employees and the families it serves, and to support its field locations as they adapt and adjust to the circumstances resulting from the COVID-19 Pandemic. The operation of all of the Company’s facilities is critically dependent on the employees who staff these locations. To ensure the wellbeing of the Company’s employees and their families, the Company provided all of its employees with detailed health and safety literature on COVID-19, such as the industry-specific guidelines from the Centers for Disease Control and Prevention (the “CDC”) for working with the deceased who were or may have been infected with COVID-19. In addition, the Company’s procurement and safety teams have consistently secured and distributed supplies to ensure that the Company’s locations have appropriate personal protective equipment (“PPE”) and cleaning supplies to provide its essential services, as well as updated and developed new safety-oriented guidelines to support daily field operations. These guidelines include reducing the number of staff present for a service and restricting the number of attendees. The Company also implemented additional safety and precautionary measures as it concerns the businesses’ day-to-day interaction with the families and communities it serves. The Company’s corporate office employees began working from home in March 2020 consistent with CDC guidance to reduce the risks of exposure to COVID-19 while still supporting the field operations. The Company has not experienced any significant disruptions to its business as a result of the work from home policies in its corporate office. The Company monitors the CDC guidance on a regular basis, continually reviews and updates its processes and procedures and provides updates to its employees as needed to comply with regulatory guidelines.

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

Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially. At the start of the Covid-19 Pandemic in early 2020, the Company saw its pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. However, since May 2020 the Company experienced at-need sales growth, which has continued into the first quarter of 2021. While the Company expects that its pre-need sales could continue to be challenged during the continued COVID-19 Pandemic, the Company believes the implementation of its virtual meeting tools is one of several key steps to mitigate this disruption. Throughout this disruption the Company’s cemeteries and funeral homes have largely remained open and available to serve its families in all the locations in which it operates to the extent permitted by local authorities, with the exception of Puerto Rico, and the Company expects that this will continue. However, the Company has experienced limited location closures due to COVID-19 cases, required quarantines and cleanings. In addition, during the year ended December 31, 2020 and the three months ended March 31, 2021, the Company incurred costs of approximately $1.0 million and $57,000, respectively, related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic.

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

Sources and Uses of Liquidity

The Company’s primary sources of liquidity are cash generated from operations, proceeds from asset sales and the remaining proceeds from the sale of the 2029 Notes. The Company’s primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution related (see "Summary of Significant Accounting Policies" section below regarding revenue recognition), which will reduce the amount of additional borrowings or asset sales needed.

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

During 2020 and 2021, the Company implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

•	completed sales of select assets to de-leverage the balance sheet;
•	on April 1, 2020, entered into the Third Supplemental Indenture to the Indenture to amend certain financial covenants;
•	on April 3, 2020, sold 176 shares of Series A Preferred Stock to Axar Capital Management LP (“Axar”) for a cash price of $50,000 per share, an aggregate of $8.8 million;
•

on June 19, 2020, issued 12,054,795 shares of Common Stock in exchange for the 176 shares of Series A Preferred Stock and sold an additional 11,232,877 shares of Common Stock for a cash purchase price of $0.73 per share, an aggregate of $8.2 million;

•

implemented cost reduction initiatives specifically to minimize the impact of the COVID-19 Pandemic on us, including streamlining corporate staff, consolidating field positions to reduce redundancies and implementing executive level salary reductions; and

•

on May 11, 2021, issued $400.0 million in aggregate principal amount of its 2029 Notes and used a substantial portion of the net proceeds thereof to fund the redemption in full of its outstanding 2024 Notes. For further details regarding the issuance of the 2029 Notes and the redemption of the 2024 Notes, see Note 18 Subsequent Events.

Based on the Company's forecasted operating performance and the actions described above to improve the Company’s profitability and cash flows, including the issuance of the 2029 Notes and the redemption of the 2024 Notes, the Company believes that it will be able to continue as a going concern for the next twelve-month period. As such, the unaudited condensed consolidated financial statements for the three months ended March 31, 2021 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should the Company be required to liquidate its assets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. Cash and Cash Equivalents was $48.7 million and $39.2 million as of March 31, 2021 and December 31, 2020, respectively.

Restricted Cash

Cash that is restricted from withdrawal or use under the terms of certain contractual agreements is recorded as restricted cash. Restricted cash was $16.6 million and $20.8 million as of March 31, 2021 and December 31, 2020, respectively, which primarily related to cash collateralization of the Company’s letters of credit and surety bonds.

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

The following table sets forth the reconciliation of the Company’s weighted-average number of outstanding common shares for the three months ended March 31, 2021 and 2020 used to compute basic net income (loss) attributable to common shares to those used to compute diluted net income (loss) per common share (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted average number of outstanding common shares—basic	117,909	94,472
Plus effect of dilutive incentive awards(1):
Restricted shares	—	—
Stock options	—	—
Weighted average number of outstanding common shares—diluted	117,909	94,472

(1)

For the three months ended March 31, 2021, the diluted weighted-average number of outstanding common shares does not include 796,168 shares issuable upon the exercise of outstanding options and 413,097 restricted common shares, as their effects would have been anti-dilutive. For the three months ended March 31, 2020, the diluted weighted-average number of outstanding common shares does not include 1,656,496 shares issuable upon the exercise of outstanding options and 468,750 restricted common shares, as their effects would have been anti-dilutive.

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

Reference Rate Reform

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In order to ease the potential burden in accounting for reference rate reform, ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendment was effective beginning on March 12, 2020 and may be applied prospectively through December 31, 2022. In January 2021, FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of the guidance. The Company does not have hedging relationships or contracts that reference LIBOR or another reference rate expected to be discontinued, and it does not expect to utilize the optional expedients and exceptions provided by ASU 2020-04.

2.	ACQUISITIONS AND DIVESTITURES

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

On January 3, 2020, the Company sold substantially all of the assets of Oakmont Memorial Park, Oakmont Funeral Home, Redwood Chapel, Inspiration Chapel and Oakmont Crematory located in California pursuant to the terms of an asset sale agreement (the “Oakmont Agreement”) with Carriage Funeral Holdings, Inc. for an aggregate cash purchase price of $33.0 million (the “Oakmont Sale”). The divested assets consisted of one cemetery, one funeral home and certain related assets. The Oakmont Sale resulted in a gain of $24.4 million for the Company, which is included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2020. Net proceeds from the sale were used to redeem an aggregate $30.3 million principal amount of the 2024 Notes.

On April 7, 2020, the Company completed the sale of substantially all of the assets of the cemetery, funeral establishment and crematory commonly known as Olivet Memorial Park, Olivet Funeral and Cremation Services and Olivet Memorial Park & Crematory pursuant to the terms of an asset sale agreement (the “Olivet Agreement”) with Cypress Lawn Cemetery Association for an aggregate cash purchase price of $25.0 million, subject to certain adjustments (the “Olivet Sale”), and the assumption of certain liabilities, including $17.1 million in land purchase obligations. The Olivet Sale resulted in a gain of $7.2 million for the Company, which is included in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2020. The Company used net proceeds of $20.5 million to redeem additional 2024 Notes as required by the 2024 Indenture.

On November 3, 2020, the Company completed the sale of substantially all of the Company’s remaining California properties, consisting of five cemeteries, six funeral establishments and four crematories (the “Remaining California Assets”) pursuant to the terms of an asset sale agreement (the “California Agreement”) with certain entities owned by John Yeatman and Guy Saxton for a cash purchase price of $7.1 million, subject to certain closing adjustments (the “Remaining California Sale” and together with the Olivet Sale, the “Total California Sale”). The Company used net proceeds of $5.7 million to redeem $5.6 million in principal amount of additional 2024 Notes as required by the 2024 Indenture.

On November 6, 2020, the Company entered into an asset sale agreement (the “Clearstone Agreement”) with Clearstone Memorial Partners, LLC to sell substantially all of the Company’s assets in Oregon and Washington, consisting of nine cemeteries, ten funeral establishments and four crematories (the “Clearstone Assets”) for a net cash purchase price of $6.2 million, subject to certain adjustments (the “Clearstone Sale”). See Note 18 Subsequent Events for further details on the closing of this sale subsequent to March 31, 2021.

The Clearstone Agreement to sell the Clearstone Assets, together with the other divestitures completed in 2020 described above, represented a strategic exit from the West Coast. Therefore, the results of operations of the Clearstone Assets, and of the businesses sold in 2020 for the period before their respective sales, have been presented as discontinued operations on the accompanying consolidated statements of operations for the three months ended March 31, 2021 and 2020. Additionally, all of the assets and liabilities associated with the Clearstone Assets have been classified as held for sale on the accompanying consolidated balance sheets at March 31, 2021 and December 31, 2020.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cemetery revenues	$1,142	$3,269
Funeral home revenues	1,146	2,874
Cost of goods sold	(191)	(511)
Cemetery expense	(233)	(900)
Selling expense	(231)	(998)
General and administrative expense	(151)	(801)
Depreciation and amortization	(40)	(145)
Funeral home expenses	(694)	(2,168)
Interest expense	(166)	(931)
Income (loss) from discontinued operations before income taxes	582	(311)
Net gain on sale of businesses	7	24,086
Income tax expense	—	—
Net income from discontinued operations	$589	$23,775

The following table summarizes the major classes of assets and liabilities that have been classified as held for sale on the Company’s unaudited condensed consolidated balance sheets:

	March 31, 2021			December 31, 2020
	Clearstone	Other	Total	Clearstone	Other	Total
Assets
Current assets:
Accounts receivable, net of allowance	$223	$—	$223	$230	$—	$230
Prepaid expenses and other current assets	97	—	97	104	—	104
Total current assets held for sale	320	—	320	334	—	334

Long-term accounts receivable, net of allowance	211	—	211	193	—	193
Cemetery property	3,491	350	3,841	3,492	350	3,842
Property and equipment, net of accumulated depreciation	2,482	—	2,482	2,529	—	2,529
Merchandise trusts, restricted, at fair value	15,411	—	15,411	14,831	—	14,831
Perpetual care trusts, restricted, at fair value	4,641	—	4,641	4,518	—	4,518
Deferred selling and obtaining costs	1,899	—	1,899	1,865	—	1,865
Other assets	453	—	453	463	—	463
Total assets held for sale	$28,908	$350	$29,258	$28,225	$350	$28,575

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$63	$—	$63	$51	$—	$51
Other current liabilities	—	—	—	—	—	—
Total current liabilities held for sale	63	—	63	51	—	51

Deferred revenues	19,084	—	19,084	18,456	—	18,456
Perpetual care trust corpus	4,641	—	4,641	4,518	—	4,518
Other long-term liabilities	358	—	358	381	—	381
Total liabilities held for sale	$24,146	$—	$24,146	$23,406	$—	$23,406

The following table presents the depreciation and amortization, capital expenditures, sale proceeds and significant operating noncash items of the discontinued operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows from discontinued operating activities:
Depreciation and amortization	$40	$145
Gains on sales of discontinued operations businesses	7	24,086

Cash flows from discontinued investing activities:
Capital expenditures	$10	$34
Proceeds from sales of discontinued businesses	—	28,190

3.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Customer receivables	$156,503	$154,903
Unearned finance income	(15,633)	(16,022)
Allowance for doubtful accounts	(5,973)	(5,711)
Accounts receivable, net of allowance	134,897	133,170
Less: Current portion, net of allowance	58,912	57,869
Long-term portion, net of allowance	$75,985	$75,301

Activity in the allowance for doubtful accounts was as follows (in thousands):

	March 31, 2021	December 31, 2020
Balance, beginning of period	$5,892	$5,884
Provision for doubtful accounts	2,212	6,275
Charge-offs, net	(1,950)	(6,267)
Amounts related to assets held for sale	(181)	(181)
Balance, end of period	$5,973	$5,711

Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories.

4.	CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Cemetery land	$232,289	$232,548
Mausoleum crypts and lawn crypts	67,535	66,978
Cemetery property	$299,824	$299,526

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Buildings and improvements	$112,622	$112,345
Furniture and equipment	53,174	53,199
Funeral home land	11,005	11,005
Property and equipment, gross	176,801	176,549
Less: Accumulated depreciation	(94,834)	(93,053)
Property and equipment, net of accumulated depreciation	$81,967	$83,496

Depreciation expense was $1.8 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.

6.	MERCHANDISE TRUSTS

At March 31, 2021 and December 31, 2020, the Company’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly and through mutual and investment funds. All of these investments are carried at fair value. All of these investments are subject to the fair value hierarchy and considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13 Fair Value of Financial Instruments. There were no Level 3 assets. When the Company receives a payment from a pre-need customer, the Company deposits the amount required by law into the merchandise trusts that may be subject to cancellation on demand by the pre-need customer. The Company’s merchandise trusts related to states in which pre-need customers may cancel contracts with the Company comprises 50.3% of the total merchandise trust as of March 31, 2021. The merchandise trusts are variable interest entities (“VIE”) of which the Company is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Company may be required to fund this shortfall.

The Company included $10.1 million and $10.0 million of investments held in trust as required by law by the West Virginia Funeral Directors Association at March 31, 2021 and December 31, 2020, respectively, in its merchandise trust assets. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Company’s merchandise trust activities for the three months ended March 31, 2021 and 2020 is presented below (in thousands):

	Three months ended March 31,
	2021	2020
Balance—beginning of period	$516,284	$517,192
Contributions	13,089	10,697
Distributions	(14,801)	(14,029)
Interest and dividends	9,594	5,704
Capital gain distributions	379	68
Realized gains and losses, net	223	218
Other than temporary impairment	(136)	—
Taxes	(247)	118
Fees	(805)	(3,022)
Unrealized change in fair value	16,454	(59,181)
Total	540,034	457,765
Less: Assets held for sale	(15,411)	(20,127)
Balance—end of period	$524,623	$437,638

During the three months ended March 31, 2021 and 2020, purchases of available for sale securities were approximately $21.6 million and $13.2 million, respectively. During the three months ended March 31, 2021 and 2020, sales, maturities and paydowns of available for sale securities were approximately $4.9 million and $11.1 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in the Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

March 31, 2021	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$78,231	$12	$—	$78,243
Fixed maturities:
U.S. governmental securities	2	1	—	—	1
Corporate debt securities	2	2,883	695	(2)	3,576
Other debt securities	2	23,703	3,397	—	27,100
Total fixed maturities		26,587	4,092	(2)	30,677
Mutual funds—debt securities	1	6,097	134	(2)	6,229
Mutual funds—equity securities	1	26,237	5,066	—	31,303
Other investment funds(1)		303,414	32,832	(5,749)	330,497
Equity securities	1	38,768	11,630	(1,299)	49,099
Other invested assets	2	3,812	84	—	3,896
Total investments		483,146	53,850	(7,052)	529,944
West Virginia Trust Receivable		10,311	—	(221)	10,090
Total		$493,457	$53,850	$(7,273)	540,034
Less: Assets held for sale					(15,411)
Total					$524,623

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of zero to ten years with three potential one year extensions at the discretion of the funds’ general partners. As of March 31, 2021, there were $74.6 million in unfunded investment commitments to the private credit funds, which are callable at any time.

December 31, 2020	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$41,039	$12	$—	$41,051
Fixed maturities:
U.S. governmental securities	2	1	—	—	1
Corporate debt securities	2	2,818	638	—	3,456
Other debt securities	2	23,165	1,578	(1,332)	23,411
Total fixed maturities		25,984	2,216	(1,332)	26,868
Mutual funds—debt securities	1	6,097	306	—	6,403
Mutual funds—equity securities	1	26,356	43	(154)	26,245
Other investment funds(1)		337,565	32,461	(8,812)	361,214
Equity securities	1	35,055	5,544	(19)	40,580
Other invested assets	2	3,875	79	—	3,954
Total investments		475,971	40,661	(10,317)	506,315
West Virginia Trust Receivable		10,190	—	(221)	9,969
Total		$486,161	$40,661	$(10,538)	516,284
Less: Assets held for sale					(14,831)
Total					$501,453

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

The contractual maturities of debt securities as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

March 31, 2021	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$—
Corporate debt securities	—	3,576	—	—
Other debt securities	21,875	5,225	—	—
Total fixed maturities	$21,875	$8,802	$—	$—

December 31, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$—
Corporate debt securities	—	3,456	—	—
Other debt securities	18,392	5,019	—	—
Total fixed maturities	$18,392	$8,476	$—	$—

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the merchandise trusts as of March 31, 2021 and December 31, 2020 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$297	$—	$297	$—
Corporate debt securities	—	—	620	2	620	2
Other debt securities	—	—	—	—	—	—
Total fixed maturities	—	—	917	2	917	2
Mutual funds—debt securities	3	2	—	—	3	2
Mutual funds—equity securities	—	—	—	—	—	—
Other investment funds	32,593	5,749	—	—	32,593	5,749
Equity securities	2,627	1,299	—	—	2,627	1,299
Total	$35,223	$7,050	$917	$2	$36,140	$7,052

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	—
Other debt securities	18,392	1,332	—	—	18,392	1,332
Total fixed maturities	18,392	1,332	—	—	18,392	1,332
Mutual funds—debt securities	—	—	—	—	—	—
Mutual funds—equity securities	128	154	—	—	128	154
Other investment funds	75,799	8,812	—	—	75,799	8,812
Equity securities	82	19	—	—	82	19
Total	$94,401	$10,317	$—	$—	$94,401	$10,317

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended March 31, 2021, the Company determined, based on its review, that there were 6 securities with an aggregate cost basis of approximately $0.3 million and an aggregate fair value of approximately $0.2 million, resulting in an impairment of $0.1 million, with such impairment considered to be other than temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset these changes against deferred merchandise trust revenue. These adjustments to deferred revenue will be reflected within the Company’s unaudited condensed consolidated statements of operations in future periods as the underlying merchandise is delivered or the underlying service is performed. During the three months ended March 31, 2020, the Company determined, based on its review, that there were no other than temporary impairments to the investment portfolio in the merchandise trusts.

7.	PERPETUAL CARE TRUSTS

At March 31, 2021 and December 31, 2020, the Company’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13 Fair Value of Financial Instruments. There were no Level 3 assets. The perpetual care trusts are VIEs for which the Company is the primary beneficiary.

A reconciliation of the Company’s perpetual care trust activities for the three months ended March 31, 2021 and 2020 is presented below (in thousands):

	Three months ended March 31,
	2021	2020
Balance—beginning of period	$316,746	$343,619
Contributions	2,136	1,952
Distributions	(9,229)	(6,294)
Interest and dividends	10,357	6,624
Capital gain distributions	604	99
Realized gains and losses, net	(129)	163
Other than temporary impairment	(55)	—
Taxes	(219)	(37)
Fees	(940)	(913)
Unrealized change in fair value	4,545	(38,464)
Total	323,816	306,749
Less: Assets held for sale	(4,641)	(21,917)
Balance—end of period	$319,175	$284,832

During the three months ended March 31, 2021 and 2020, purchases of available for sale securities were approximately $15.7 million and $5.4 million, respectively. During the three months ended March 31, 2021 and 2020, sales, maturities and paydowns of available for sale securities were approximately $2.2 million and $4.4 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

March 31, 2021	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$44,842	$—	$—	$44,842
Fixed maturities:
U.S. governmental securities	2	17	3	—	20
Corporate debt securities	2	383	92	(1)	474
Other debt securities	2	439	37	—	476
Total fixed maturities		839	132	(1)	970
Mutual funds—debt securities	1	1,982	39	(16)	2,005
Mutual funds—equity securities	1	9,856	2,266	(16)	12,106
Other investment funds(1)		226,686	19,378	(8,301)	237,763
Equity securities	1	21,749	4,423	(52)	26,120
Other invested assets	2	9	1	—	10
Total investments		$305,963	$26,239	$(8,386)	323,816
Less: Assets held for sale					(4,641)
Total					$319,175

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to ten years with three potential one year extensions at the discretion of the funds’ general partners. As of March 31, 2021 there were $54.2 million in unfunded investment commitments to the private credit funds, which are callable at any time.

December 31, 2020	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$21,217	$—	$—	$21,217
Fixed maturities:
U.S. governmental securities	2	48	4	—	52
Corporate debt securities	2	505	92	(44)	553
Other debt securities	2	433	—	(28)	405
Total fixed maturities		986	96	(72)	1,010
Mutual funds—debt securities	1	2,386	62	(9)	2,439
Mutual funds—equity securities	1	9,240	1,244	(7)	10,477
Other investment funds(1)		247,845	21,952	(10,813)	258,984
Equity securities	1	21,748	873	(19)	22,602
Other invested assets	2	16	1	—	17
Total investments		$303,438	$24,228	$(10,920)	316,746
Less: Assets held for sale					(4,518)
Total					$312,228

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to six years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2020, there were $41.1 million in unfunded investment commitments to the private credit funds, which are callable at any time.

The contractual maturities of debt securities as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

March 31, 2021	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$2	$—	$18
Corporate debt securities	—	474	—	—
Other debt securities	476	—	—	—
Total fixed maturities	$476	$476	$—	$18

December 31, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$25	$6	$—	$21
Corporate debt securities	—	553	—	—
Other debt securities	405	—	—	—
Total fixed maturities	$430	$559	$—	$21

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the perpetual care trusts as of March 31, 2021 and December 31, 2020 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$990	$—	$990	$—
Corporate debt securities	—	—	1,959	1	1,959	1
Other debt securities	—	—	—	—	—	—
Total fixed maturities	—	—	2,949	1	2,949	1
Mutual funds—debt securities	1,055	16	2	—	1,057	16
Mutual funds—equity securities	583	16	—	—	583	16
Other investment funds	42,704	8,301	—	—	42,704	8,301
Equity securities	113	52	—	—	113	52
Total	$44,455	$8,385	$2,951	$1	$47,406	$8,386

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$990	$—	$990	$—
Corporate debt securities	—	—	1,959	44	1,959	44
Other debt securities	405	28	—	—	405	28
Total fixed maturities	405	28	2,949	44	3,354	72
Mutual funds—debt securities	600	9	—	—	600	9
Mutual funds—equity securities	288	7	—	—	288	7
Other investment funds	74,885	10,813	—	—	74,885	10,813
Equity securities	45	4	19	15	64	19
Total	$76,223	$10,861	$2,968	$59	$79,191	$10,920

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended March 31, 2021, the Company determined, based on its review, that there were 6 securities with an aggregate cost basis of approximately $84,000 and an aggregate fair value of approximately $30,000, resulting in an impairment of $54,000, with such impairment considered to be other than temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value with the offset going against the liability for perpetual care trust corpus. During the three months ended March 31, 2020, the Company determined, based on its review, that there were no other-than-temporary impairments to the investment portfolio in the perpetual care trusts.

8.	LONG-TERM DEBT

Total debt consisted of the following at the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
9.875%/11.500% Senior Secured PIK Toggle Notes, due June 2024	$335,997	$335,328
Insurance and vehicle financing	3,252	361
Less deferred financing costs, net of accumulated amortization	(13,879)	(14,657)
Total debt	325,370	321,032
Less current maturities	(3,226)	(317)
Total long-term debt	$322,144	$320,715

2024 Notes

On June 27, 2019, the Partnership, Cornerstone Family Services of West Virginia Subsidiary, Inc. (“CFS West Virginia” and, collectively with the Partnership, the “2024 Issuers”), certain direct and indirect subsidiaries of the Partnership (the “2024 Guarantors”), the initial purchasers party thereto (the “Initial Purchasers”) and Wilmington Trust, National Association, as trustee (in such capacity, the “2024 Trustee”) and as collateral agent (in such capacity, the “2024 Collateral Agent”) entered into an indenture (the “Original Indenture”) with respect to the 2024 Notes.

On December 31, 2019, the Company, the subsidiary guarantors party thereto, the 2024 Issuers and the 2024 Trustee entered into the First Supplemental Indenture (the “First Supplemental Indenture”), on January 30, 2020, the Company, StoneMor LP Holdings, LLC, the 2024 Issuers and the 2024 Trustee entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) and on April 1, 2020, the 2024 Issuers and the 2024 Trustee entered into the Third Supplemental Indenture (the “Third Supplemental Indenture” and, collectively with the Original Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “2024 Indenture”).

Pursuant to the terms of the 2024 Indenture, the Initial Purchasers purchased 2024 Notes in the aggregate principal amount of $385.0 million in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. The gross proceeds from the sale of the 2024 Notes was $371.5 million, less advisor fees (including a placement agent fee of approximately $7.0 million), legal fees, mortgage costs and other closing expenses, as well as cash funds for collateralization of existing letters of credit and credit card needs under the former credit facility.

The 2024 Indenture required the 2024 Issuers and the 2024 Guarantors, as applicable, to comply with various affirmative covenants regarding, among other matters, delivery to the 2024 Trustee of financial statements and certain other information or reports filed with the SEC and the maintenance and investment of trust funds and trust accounts into which certain sales proceeds are required by law to be deposited. The 2024 Indenture also included certain financial covenants.

The 2024 Indenture required the 2024 Issuers and the 2024 Guarantors, as applicable, to comply with certain other covenants including, but not limited to, covenants that, subject to certain exceptions, limited the 2024 Issuers’ and the 2024 Guarantors’ ability to: (i) incur additional indebtedness; (ii) grant liens; (iii) engage in certain sale/leaseback, merger, consolidation or asset sale transactions; (iv) make certain investments; (v) pay dividends or make distributions; (vi) engage in affiliate transactions and (vii) amend its organizational documents.

The 2024 Indenture provided for certain events of default, the occurrence and continuation of which could, subject to certain conditions, have caused all amounts owing under the 2024 Notes to become due and payable.

As of March 31, 2021, the Company was in compliance with the covenants of the 2024 Indenture.

On May 11, 2021, the Company issued $400.0 million in aggregate principal amount of its 2029 Notes and used a substantial portion of the net proceeds thereof to fund the redemption in full of its outstanding 2024 Notes. For further details regarding the issuance of the 2029 Notes and the redemption of the 2024 Notes, see Note 18 Subsequent Events.

Deferred Financing Costs

For the three months ended March 31, 2021 and 2020, the Company recognized $1.0 million and $0.7 million, respectively, of amortization of deferred financing fees on its various debt facilities.

9.	STOCKHOLDERS’ EQUITY

Capital Stock

The Company is authorized to issue two classes of capital stock: common stock, $0.01 par value per share (“Common Stock”) and preferred stock, $0.01 par value per share (“Preferred Stock”).

At March 31, 2021, 117,918,016 shares of Common Stock were issued and outstanding and no shares of Preferred Stock were issued or outstanding. At March 31, 2021, there were 82,081,984 shares of Common Stock available for issuance, including 866,726 shares available for issuance as stock-based incentive compensation under the Company’s long-term incentive plan (the “Plan”), and 10,000,000 shares of Preferred Stock available for issuance.

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

Stock Options

During the three months ended March 31, 2021, the Company did not grant any stock options and no options were exercised, forfeited or expired.

For the three months ended March 31, 2021 and 2020, non-cash compensation expense related to stock options was $0.2 million. As of March 31, 2021, total unrecognized compensation cost related to unvested stock options was $1.4 million, which the Company expects to recognize over the remaining weighted-average period of 2.0 years.

Restricted Stock and Restricted Phantom Stock

A rollforward of restricted stock and phantom stock awards as of March 31, 2021 is as follows:

	Number of Restricted Stock and Phantom Stock Awards	Weighted Average Grant Date Fair Value ($)
Total non-vested at December 31, 2020	1,277,907	$2.17
Granted	13,636	2.20
Vested	(46,875)	3.88
Total non-vested at March 31, 2021	1,244,668	$2.10

For the three months ended March 31, 2021 and 2020, the Company recognized $0.3 million and $0.2 million, respectively, of non-cash compensation expense related to restricted stock and phantom stock awards into earnings. As of March 31, 2021, total unamortized compensation cost related to unvested restricted stock awards was $2.1 million, which the Company expects to recognize over the remaining weighted-average period of 2.1 years.

10.	DEFERRED REVENUES AND COSTS

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

Deferred revenues and related costs consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Deferred contract revenues	$846,363	$832,373
Deferred merchandise trust revenue	94,088	87,218
Deferred merchandise trust unrealized gains (losses)	45,593	29,573
Deferred revenues	$986,044	$949,164
Deferred selling and obtaining costs	$119,068	$116,900

For the three months ended March 31, 2021 and 2020, the Company recognized $24.7 million and $19.9 million, respectively, of the customer contract liabilities balance that existed at December 31, 2020 and 2019, respectively, as revenue.

The components of the customer contract liabilities, net in the Company’s consolidated balance sheets at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Customer contract liabilities, gross	$1,011,085	$973,444
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts	(25,041)	(24,280)
Customer contract liabilities, net	$986,044	$949,164

The Company expects to service approximately 55% of its deferred revenue in the first 4-5 years and approximately 80% of its deferred revenue within 18 years. The Company cannot estimate the period when it expects its remaining performance obligations will be recognized, because certain performance obligations will only be satisfied at the time of death.

11.COMMITMENTS AND CONTINGENCIES

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

•

Fried v. Axelrod, et al., C.A. No. 2020-1065-SG, pending in the Chancery Court of the State of Delaware and filed on December 16, 2020.  The plaintiff in this case brought an action he seeks to have certified as a class action that asserts claims against Axar, Andrew M. Axelrod and the other individuals who were directors at the time of the transactions in question and against the Company as a nominal defendant. The complaint includes direct claims against all individual defendants and derivative claims against the individual defendants other than Mr. Axelrod for breach of fiduciary duty in approving certain transactions in connection with the Company’s sale of preferred and common stock to Axar and certain accounts managed by Axar (the “Axar Stock Purchase”). The complaint also includes derivative claims against Axar for breach of fiduciary duty and unjust enrichment in connection with those same transactions as well as direct claims against both Axar and Mr. Axelrod for breach of fiduciary duty with respect to those transactions. Finally, the complaint includes a derivative claim against all individual defendants for breach of fiduciary duty in connection with the approval of a related-party investment disclosed by the Company. The plaintiff seeks rescission of the transactions contemplated by the Axar Stock Purchase and the related-party investment and/or an award of damages as well as attorneys’ fees and costs.  On January 6, 2021, a motion to dismiss the complaint was filed on behalf of the Company and the individual defendants other than Mr. Axelrod and on January 11, 2021, a motion to dismiss the complaint was filed on behalf of Axar and Mr. Axelrod. On April 2, 2021, the plaintiff filed a First Amended Complaint, which included additional factual background regarding the plaintiff’s claims and alleged demand futility, but did not add additional defendants, claims or relief sought. Thereafter, the plaintiff and defendants filed a joint stipulation to stay the Fried litigation pending the resolution of a separate pending action described below, which the court granted on April 28, 2021.

•

Titteron v. StoneMor Inc., C.A. No.: 2021-0259-PAF, pending in the Court of Chancery of the State of Delaware and filed on March 25, 2021. The plaintiff in this case brought an action seeking expedited relief under Section 220 of the Delaware General Corporation Law. The plaintiff had previously made a demand for inspection of certain books and records of the Company allegedly related to potential corporate misconduct. The Company responded to the request by rejecting plaintiff’s demand as deficient under Delaware law for failure to state a proper purpose and being overbroad, but nonetheless provided certain of the requested materials.  After the plaintiff made a further demand for inspection in March 2021, the Company again rejected the demand as deficient under Delaware law for failure to state a proper purpose and being overbroad. The plaintiff then brought this action seeking an order to compel additional books and records and reimbursement of attorney’s fees. On April 19, 2021, the Company filed its answer to the complaint. Trial is scheduled for July 21, 2021.

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

Other

On April 2, 2020, the Company entered into two multi-year Master Services Agreements (the “MSAs”) with Moon Landscaping, Inc. and its affiliate, Rickert Landscaping, Inc. (collectively “Moon”). Under the terms of the MSAs, Moon provides all grounds and maintenance services at most of the funeral homes, cemeteries and other properties the Company owns or manages. The contractual annual amounts due to Moon by year and in total are as follows (in thousands):

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

12.	LEASES

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

The Company has the following balances recorded on its consolidated balance sheets related to leases:

	March 31, 2021	December 31, 2020
Assets:
Operating	$4,464	$5,171
Finance	3,796	4,296
Total ROU assets(1)	$8,260	$9,467
Liabilities:
Current
Operating	$1,021	$1,182
Finance	1,353	1,416
Long-term
Operating	2,897	3,441
Finance	2,194	2,592
Total lease liabilities(2)	$7,465	$8,631
(1)	The Company’s ROU operating assets and finance assets are presented within Other assets and Property and equipment, net of accumulated depreciation, respectively, in its consolidated balance sheets.
(2)	The Company’s current lease liabilities and long-term are presented within Accounts payable and accrued liabilities and Other long-term liabilities, respectively, in its consolidated balance sheets.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The weighted average borrowing rates for operating and finance leases were 10.6% and 8.6%, respectively, as of March 31, 2021.

The components of lease expense were as follows:

		Three months ended March 31,
		2021	2020
Lease cost	Classification
Operating lease costs(1)	General and administrative expense	$479	$801
Finance lease costs
Amortization of leased assets	Depreciation and Amortization	329	329
Interest on lease liabilities	Interest expense	87	116
Short-term lease costs(2)	General and administrative expense	—	—
Net lease costs		$895	$1,246
(1)	The Company includes its variable lease costs under operating lease costs as these variable lease costs are immaterial.
(2)	The Company does not have any short-term leases with lease terms greater than one month.

Maturities of the Company’s lease labilities as of March 31, 2021 were as follows:

Year ending December 31,	Operating	Finance
2021	$1,083	$1,340
2022	1,114	1,878
2023	812	619
2024	623	83
2025	511	33
Thereafter	973	—
Total	$5,116	$3,953
Less: Interest	(1,198)	(405)
Present value of lease liabilities	$3,918	$3,548

Maturities of the Company’s lease labilities as of December 31, 2020 were as follows:

Year ending December 31,	Operating	Finance
2020	$1,615	$1,791
2021	1,186	1,939
2022	881	643
2023	702	107
2024	595	33
Thereafter	1,092	—
Total	$6,071	$4,513
Less: Interest	(1,448)	(505)
Present value of lease liabilities	$4,623	$4,008

Operating and finance lease payments include $1.4 million related to options to extend lease terms that are reasonably certain of being exercised and $1.8 million related to residual value guarantees. The weighted average remaining lease term for operating and finance leases was 5.1 years and 1.7 years, respectively, as of March 31, 2021.

As of March 31, 2021, the Company had one additional operating lease that had not yet commenced, and did not have any lease transactions with its related parties. In addition, as of March 31, 2021, the Company had not entered into any new sale-leaseback arrangements.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Recurring Fair Value Measurement

At March 31, 2021 and December 31, 2020, the two financial instruments measured by the Company at fair value on a recurring basis were its merchandise and perpetual care trusts, which consist of investments in debt and equity marketable securities and cash equivalents that are carried at fair value and are classified as either Level 1 or Level 2 (see Note 6 Merchandise Trusts and Note 7 Perpetual Care Trusts).

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

Other Financial Instruments

The Company’s other financial instruments at March 31, 2021 and December 31, 2020 consisted of its 2024 Notes (see Note 8 Long-Term Debt). At March 31, 2021 and December 31, 2020, the estimated fair value of the Company’s 2024 Notes was $358.0 million and $350.2 million, respectively, based on trades made on that date, compared with the carrying amount of $344.8 million.

14.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The 2024 Notes were guaranteed by the Company and its 100% owned subsidiaries, other than the co-issuers (except as to each other’s obligations thereunder), as described in Note 8 Long-Term Debt. The guarantees were full, unconditional, joint and several. The Partnership and CFS West Virginia were the co-issuers of the 2024 Notes.

StoneMor Inc. is the “Parent” for the consolidating financial statements presented as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020. The Company’s consolidating financial statements include the accounts of cemeteries operated under long-term leases, operating agreements and management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Company. The Company’s consolidating financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

The financial information presented below reflects the Company’s standalone accounts, the standalone accounts of the co-issuers, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Company’s consolidated accounts as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020. For the purpose of the following financial information, the Company’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2021	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$—	$46,966	$1,730	$—	$48,696
Restricted cash	—	—	—	16,575	—	—	16,575
Assets held for sale	—	—	—	29,258	—	—	29,258
Other current assets	—	—	3,782	66,947	14,337	—	85,066
Total current assets	—	—	3,782	159,746	16,067	—	179,595
Long-term accounts receivable	—	—	1,918	62,568	11,499	—	75,985
Cemetery and funeral home property and equipment	—	—	414	349,339	32,038	—	381,791
Merchandise trusts	—	—	—	—	524,623	—	524,623
Perpetual care trusts	—	—	—	—	319,175	—	319,175
Deferred selling and obtaining costs	—	—	6,016	93,658	19,394	—	119,068
Intangible assets	—	—	—	42	54,784	—	54,826
Other assets	—	—	—	19,466	2,571	—	22,037
Investments in and amounts due from affiliates eliminated upon consolidation	—	287,616	—	650,545	—	(938,161)	—
Total assets	$—	$287,616	$12,130	$1,335,364	$980,151	$(938,161)	$1,677,100
Liabilities and Stockholders' Equity
Other current liabilities	$—	$—	$264	$52,279	$1,614	$—	$54,157
Liabilities held for sale	—	—	—	24,146	—	—	24,146
Long-term debt, net of deferred financing costs	—	287,616	32,708	1,820	—	—	322,144
Deferred revenues	—	—	35,820	820,645	129,579	—	986,044
Perpetual care trust corpus	—	—	—	—	319,175	—	319,175
Other long-term liabilities	—	—	—	50,631	17,335	—	67,966
Investments in and amounts due to affiliates eliminated upon consolidation	96,532	96,532	205,830	320,323	562,489	(1,281,706)	—
Total liabilities	96,532	384,148	274,622	1,269,844	1,030,192	(1,281,706)	1,773,632
Stockholders' equity	(96,532)	(96,532)	(262,492)	65,520	(50,041)	343,545	(96,532)
Total liabilities and stockholders' equity	$—	$287,616	$12,130	$1,335,364	$980,151	$(938,161)	$1,677,100

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$—	$—	$—	$37,560	$1,684	$—	$39,244
Restricted cash	—	—	—	20,846	—	—	20,846
Assets held for sale	—	—	—	28,575	—	—	28,575
Other current assets	—	—	3,707	63,010	13,326	—	80,043
Total current assets	—	—	3,707	149,991	15,010	—	168,708
Long-term accounts receivable	—	—	2,085	62,283	10,933	—	75,301
Cemetery and funeral home property and equipment	—	—	452	350,802	31,768	—	383,022
Merchandise trusts	—	—	—	—	501,453	—	501,453
Perpetual care trusts	—	—	—	—	312,228	—	312,228
Deferred selling and obtaining costs	—	—	5,916	91,958	19,026	—	116,900
Intangible assets	—	—	—	45	55,049	—	55,094
Other assets	—	—	—	19,667	2,590	—	22,257
Investments in and amounts due from affiliates eliminated upon consolidation	—	286,146	—	632,684	—	(918,830)	—
Total assets	$—	$286,146	$12,160	$1,307,430	$948,057	$(918,830)	$1,634,963
Liabilities and Stockholders' Equity
Other current liabilities	$—	$—	$245	$50,300	$1,585	$—	$52,130
Liabilities held for sale	—	—	—	23,406	—	—	23,406
Long-term debt, net of deferred financing costs	—	286,146	32,531	2,038	—	—	320,715
Deferred revenues	—	—	34,994	791,111	123,059	—	949,164
Perpetual care trust corpus	—	—	—	—	312,228	—	312,228
Other long-term liabilities	—	—	—	52,588	17,145	—	69,733
Investments in and amounts due to affiliates eliminated upon consolidation	92,413	92,413	202,924	318,677	544,814	(1,251,241)	—
Total liabilities	92,413	378,559	270,694	1,238,120	998,831	(1,251,241)	1,727,376
Stockholders' equity	(92,413)	(92,413)	(258,534)	69,310	(50,774)	332,411	(92,413)
Total liabilities and stockholders' equity	$—	$286,146	$12,160	$1,307,430	$948,057	$(918,830)	$1,634,963

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2021	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$—	$1,790	$64,673	$15,912	$(4,062)	$78,313
Total costs and expenses	—	—	(2,780)	(61,585)	(14,426)	4,062	(74,729)
Net (loss) income from equity investment in subsidiaries	(4,624)	2,972	(3,404)	—	—	5,056	—
Interest expense	—	(7,596)	(917)	(1,655)	(305)	—	(10,473)
Loss from continuing operations before income taxes	(4,624)	(4,624)	(5,311)	1,433	1,181	5,056	(6,889)
Income tax benefit	—	—	—	1,676	—	—	1,676
Net loss from continuing operations	(4,624)	(4,624)	(5,311)	3,109	1,181	5,056	(5,213)
Income from operations of discontinued businesses	—	—	—	589	—	—	589
Income tax expense	—	—	—	—	—	—	—
Net income from discontinued operations	—	—	—	589	—	—	589
Net (loss) income	$(4,624)	$(4,624)	$(5,311)	$3,698	$1,181	$5,056	$(4,624)

Three Months Ended March 31, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$—	$1,194	$53,555	$13,069	$(2,716)	$65,102
Total costs and expenses	—	—	(3,169)	(53,461)	(13,319)	2,716	(67,233)
Net loss from equity investment in subsidiaries	9,003	17,701	12,585	—	—	(39,289)	—
Interest expense	—	(8,698)	(1,911)	(451)	(293)	—	(11,353)
Loss from continuing operations before income taxes	9,003	9,003	8,699	(357)	(543)	(39,289)	(13,484)
Income tax expense	—	—	—	(1,288)	—	—	(1,288)
Net loss from continuing operations	9,003	9,003	8,699	(1,645)	(543)	(39,289)	(14,772)
Income from operations of discontinued businesses	—	—	—	23,775	—	—	23,775
Income tax expense	—	—	—	—	—	—	—
Net income from discontinued operations	—	—	—	23,775	—	—	23,775
Net loss	$9,003	$9,003	$8,699	$22,130	$(543)	$(39,289)	$9,003

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2021	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$310	$12,171	$663	$(8,513)	$4,631
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	—	(297)	(933)	(544)	—	(1,774)
Payments to affiliates	—	—	—	—	—	—	—
Net cash provided by investing activities	—	—	(297)	(933)	(544)	—	(1,774)
Cash Flows From Financing Activities:
Payments from affiliates	—	—	—	(8,513)	—	8,513	—
Net borrowings and repayments of debt	—	—	(13)	2,679	(73)	—	2,593
Other financing activities	—	—	—	(269)	—	—	(269)
Net cash used in financing activities	—	—	(13)	(6,103)	(73)	8,513	2,324
Net increase in cash and cash equivalents and restricted cash	—	—	—	5,135	46	—	5,181
Cash and cash equivalents and restricted cash—Beginning of period	—	—	—	58,406	1,684	—	60,090
Cash and cash equivalents and restricted cash—End of period	$—	$—	$—	$63,541	$1,730	$—	$65,271

Three Months Ended March 31, 2020	Parent	Partnership	CFS West Virginia	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$12	$4,465	$893	$(10,608)	$(5,238)
Cash Flows From Investing Activities:
Cash paid for capital expenditures, net of proceeds from divestitures	—	—	—	26,796	(679)	—	26,117
Payments to affiliates	—	—	—	—	—	—	—
Net provided by investing activities	—	—	—	26,796	(679)	—	26,117
Cash Flows From Financing Activities:
Payments from affiliates	—	—	—	(10,608)	—	10,608	—
Net borrowings and repayments of debt	—	—	(12)	(29,872)	(83)	—	(29,967)
Other financing activities	—	—	—	(213)	—	—	(213)
Net cash used in financing activities	—	—	(12)	(40,693)	(83)	10,608	(30,180)
Net (decrease) increase in cash and cash equivalents and restricted cash	—	—	—	(9,432)	131	—	(9,301)
Cash and cash equivalents and restricted cash—Beginning of period	—	—	—	55,453	1,314	—	56,767
Cash and cash equivalents and restricted cash—End of period	$—	$—	$—	$46,021	$1,445	$—	$47,466

15.	SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2021	2020
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$66,980	$54,797
Operating costs and expenses	(53,745)	(47,928)
Depreciation and amortization	(1,576)	(1,653)
Segment operating profit	$11,659	$5,216
Funeral Home Operations:
Revenues	$11,333	$10,305
Operating costs and expenses	(9,341)	(8,490)
Depreciation and amortization	(431)	(445)
Segment operating profit	$1,561	$1,370
Reconciliation of segment operating profit to net loss from continuing operations:
Cemetery Operations	$11,659	$5,216
Funeral Home Operations	1,561	1,370
Total segment profit	13,220	6,586
Corporate overhead	(9,541)	(8,501)
Corporate depreciation and amortization	(95)	(216)
Interest expense	(10,473)	(11,353)
Income tax benefit (expense)	1,676	(1,288)
Net loss from continuing operations	$(5,213)	$(14,772)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$1,713	$1,188
Funeral Home Operations	61	10
Corporate	—	875
Total capital expenditures	$1,774	$2,073

	March 31, 2021	December 31, 2020
BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,474,996	$1,445,217
Funeral Home Operations	131,343	130,687
Corporate	70,761	59,059
Total assets	$1,677,100	$1,634,963
Assets held for sale:
Cemetery Operations	$24,228	$23,500
Funeral Home Operations	5,030	5,075
Total assets held for sale	$29,258	$28,575

16.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the unaudited condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Company’s unaudited condensed consolidated statements of cash flows (in thousands):

	Three months ended March 31,
	2021	2020
Accounts Receivable
Pre-need/at-need contract originations (sales on credit)	$(34,176)	$(25,457)
Cash receipts from sales on credit (post-origination)	27,333	23,862
Changes in accounts receivable, net of allowance	$(6,843)	$(1,595)
Customer Contract Liabilities
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$44,683	$35,586
Withdrawals of realized income from merchandise trusts during the period	3,220	2,684
Pre-need/at-need contract originations (sales on credit)	34,176	25,457
Undistributed merchandise trust investment earnings, net	4,881	(1,595)
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(2,149)	(2,107)
Recognized maturities of customer contracts collected as of end of period	(52,862)	(45,989)
Recognized maturities of customer contracts uncollected as of end of period	(9,351)	(7,602)
Changes in customer contract liabilities	$22,598	$6,434

17.RELATED PARTIES

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

Axar beneficially owns 75.1% of the Company’s outstanding Common Stock, which constitutes a majority of the Company’s outstanding Common Stock. As a result, the Company is a “controlled company” within the meaning of NYSE corporate governance standards. For discussion of certain risks and uncertainties attributable to the Company being a controlled company, see Part I, Item 1A. Risk Factors of the Company’s Annual Report. For discussion on the security ownership of certain beneficial owners, directors and executives of the Company, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of the Annual Report.

On February 1, 2021, Cornerstone Trust Management Services LLC (“Cornerstone”), a wholly-owned subsidiary of the Company, entered into a Subadvisor Agreement (the “Agreement”) with Axar. The sole member of Axar’s general partner is Andrew M. Axelrod, who serves as the Chairman of the Company’s Board of Directors. In connection with the execution of the Agreement, Mr. Axelrod resigned as a member of the Trust and Compliance Committee (the “Trust Committee”) of the Company’s Board of Directors (the “Board”).

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

Under the Agreement, Axar is entitled to a quarterly fee equal to 0.0125% of the value of the Investment Assets through December 31, 2021 and, thereafter, a quarterly fee equal to 0.025% of the value of the Investment Assets. In each case, the value of the Investment Assets will be determined by the Trustee. The Agreement also includes customary confidentiality and indemnification provisions.

The initial term of the Agreement is through December 31, 2021 and it automatically renews for an unlimited number of one-year terms thereafter, provided that either party may terminate the Agreement on 90 days’ prior written notice.

On April 13, 2021, the Company paid American Infrastructure Funds LLC (“AIM”), an entity controlled by Robert B. Hellman, Jr., a former member of the Company's Board of Directors, $0.6 million for the reimbursement of certain expenses incurred by AIM in responding to a document production request from the SEC in connection with an SEC investigation that was settled in December 2019.

18.SUBSEQUENT EVENTS

Refinancing

On May 11, 2021, the Company issued $400.0 million aggregate principal amount of 8.500% Senior Secured Notes due 2029. The gross proceeds from the sale of the 2029 Notes was $389.9 million, less advisor fees, legal fees, mortgage costs and other closing expenses.

Proceeds from the sale of the 2029 Notes were used to fund the redemption in full of approximately $338.1 million aggregate principal amount of the 2024 Notes together with an approximately $18.5 million prepayment premium and pay fees and expenses incurred in connection with the offering.  Any remaining proceeds will be used for general corporate purposes, which may include acquisitions. Upon deposit of the funds to redeem the 2024 Notes with the 2024 Trustee, the 2024 Indenture was satisfied and discharged in accordance with its terms. As a result of the satisfaction and discharge of the 2024 Indenture, the 2024 Issuers and the 2024 Guarantors, including the Company, have been released from their obligations with respect to the 2024 Indenture and the 2024 Notes, except with respect to those provisions of the 2024 Indenture that, by their terms, survive the satisfaction and discharge of the 2024 Indenture.

The 2029 Notes were issued pursuant to the 2029 Indenture, dated as of May 11, 2021, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent (“Wilmington”). Capitalized terms that are used in this description of the 2029 Notes but not defined herein shall have the meaning assigned to such terms in the 2029 Indenture.

Interest; Maturity; Issue Price

Interest on the 2029 Notes will accrue at a rate of 8.5% per year, payable in cash semiannually, in arrears, on May 15 and November 15 of each year, beginning on November 15, 2021. The Notes mature on May 15, 2029. Subject to the covenants contained in the 2029 Indenture, the Company may, without the consent of the holders of the 2029 Notes, issue additional notes under the 2029 Indenture (“Additional Notes”) having the same terms in all respects as the 2029 Notes, which shall be treated with the 2029 Notes as a single class under the 2029 Indenture. The issue price of the 2029 Notes was 100%.

Redemption

The 2029 Notes will be redeemable at the Company’s option, in whole or in part, on and after May 15, 2024 at the redemption prices (expressed as percentages of principal amount) set forth below, plus any accrued and unpaid interest, if any, to, but excluding, the redemption date.

Redemption Period	Percentage
On or after May 15, 2024 and prior to May 15, 2025	104.250%
On or after May 15, 2025 and prior to May 15, 2026	102.125%
On or after May 15, 2026	100.000%

In addition, prior to May 15, 2024, the Company may utilize the net proceeds of one or more equity offerings to redeem up to 40% of the aggregate principal amount of the 2029 Notes originally issued under the 2029 Indenture, including any Additional Notes, at a redemption price of 108.500% of the principal amount of the 2029 Notes redeemed, plus any accrued and unpaid interest, if any, to, but excluding, the redemption date, provided that at least 50% of the aggregate principal amount of the 2029 Notes (including Additional Notes) originally issued under the 2029 Indenture remain outstanding following such redemption.

During each of the 12-month periods ending May 10, 2022, May 10, 2023 and May 10, 2024, respectively, the Company may redeem up to 10% of the aggregate principal amount of the 2029 Notes (including Additional Notes) originally issued under the 2029 Indenture at a redemption price equal to 103% of the principal amount of the 2029 Notes redeemed plus accrued and unpaid interest if any, to, but excluding, the redemption date.

Prior to May 15, 2024, the 2029 Notes are redeemable at the Company’s option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2029 Notes being redeemed plus an “applicable premium” (as defined in the 2029 Indenture) along with accrued and unpaid interest, if any, to, but excluding, the redemption date.

Upon the occurrence of a “change of control” (as defined in the 2029 Indenture), if the Company has not previously exercised its right to redeem all of the outstanding 2029 Notes pursuant to the optional redemption provisions as described above, the Company must offer to repurchase the 2029 Notes at a redemption price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

Upon certain asset sales where the excess proceeds from all applicable asset sales exceed $10 million since the issue date of the 2029 Notes, the Company may be required in certain circumstances to make an offer to purchase 2029 Notes with the excess proceeds from such an asset sale in excess of such $10 million threshold at a price in cash equal to 100% of the principal amount thereof, together with accrued and unpaid interest, if any, to, but excluding, the date of purchase.

Guarantees and Collateral

The Company’s obligations under the 2029 Notes and the 2029 Indenture are jointly and severally guaranteed (the “Note Guarantees”) by each of the Company’s existing and future direct and indirect domestic subsidiaries, with certain exceptions, and will be guaranteed by each of the Company’s foreign subsidiaries that guarantees any future credit facility (each applicable foreign and domestic subsidiary, a “2029 Guarantor” and collectively, the “2029 Guarantors”). In connection with the Note Guarantees, the Company, the 2029 Guarantors and Wilmington entered into a Security Agreement, dated May 11, 2021 (the “Security Agreement”).  Pursuant to the 2029 Indenture and the Security Agreement, the Company’s obligations under the 2029 Indenture and the 2029 Notes are secured by a lien and security interest (subject to permitted liens and security interests) in substantially all of the Company’s and the 2029 Guarantors’ existing and future property and assets, excluding certain assets which include, among others: (a) trust and other fiduciary accounts and amounts required to be deposited or held therein, (b) assets that may not be pledged as a matter of law or without governmental approvals, until such time such assets may be pledged without legal prohibition and (c) owned and leased real property that (i) may not be pledged as a matter of law or without the prior approval of any governmental authority or third person, (ii) is not operated or intended to be operated as a cemetery, crematory or funeral home or (iii) has a fair market value of less than $3.0 million.

The 2029 Notes are the Company’s senior secured obligations and the guarantees are the 2029 Guarantors’ senior secured obligations. The obligations of the Company and each 2029 Guarantor will:

•	rank equal in right of payment with all of the Company and each 2029 Guarantor’s existing and future senior indebtedness, including any borrowings under any future credit facility;
•	rank senior in right of payment to all of the Company’s and each 2029 Guarantor’s existing and future subordinated indebtedness;

•	be effectively senior to all of the Company’s and each 2029 Guarantor’s unsecured senior indebtedness to the extent of the value of the collateral securing the 2029 Notes and the Note Guarantees;
•

be contractually subordinated to the Company’s and each 2029 Guarantor’s obligations under any future credit facility permitted by the 2029 Indenture to the extent of the value of the collateral securing such credit facility and subject to the terms of any future intercreditor agreement; and

•	structurally subordinated to all indebtedness and other obligations of the Company’s existing and future subsidiaries that do not guarantee the 2029 Notes.

Covenants

The 2029 Indenture requires the Company and the 2029 Guarantors, as applicable, to comply with various affirmative covenants regarding, among other matters, delivery to Wilmington of financial statements and certain other information or reports filed with the Securities and Exchange Commission.

The 2029 Indenture requires the Company and the 2029 Guarantors, as applicable, to comply with certain covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Company’s and 2029 Guarantors’ ability to: (i) incur additional indebtedness or issue disqualified capital stock; (ii) pay dividends, redeem subordinated debt or make other restricted payments; (iii) make certain investments; (iv) create or incur certain liens; (v) issue stock of subsidiaries; (vi) enter into certain transactions with affiliates; (vii) merge, consolidate or transfer substantially all of its respective assets; (viii) agree to dividend or other payment restrictions affecting the Restricted Subsidiaries; (ix) change the business it conducts; (x) withdraw any monies or other assets from, or make any investments of, its trust funds; and (xi) transfer or sell assets, including capital stock of a Restricted Subsidiary.

Events of Default

The 2029 Indenture contains customary events of default, which could, subject to certain conditions, cause the 2029 Notes to become immediately due and payable, including, but not limited to defaults by the Company in the payment of the principal of any 2029 Notes when the same becomes due and payable at maturity, upon acceleration or redemption, or otherwise (other than pursuant to an offer to purchase by the Company) or in the payment of interest on any 2029 Notes when the same becomes due and payable, and the default continues for a period of 30 days; failure to comply with certain repurchase obligations in the 2029 Indenture and certain other covenants the 2029 Indenture relating to mergers, consolidation or sales of assets; failure to comply with certain other covenants in the 2029 Indenture beyond the applicable cure period following notice by Wilmington or the holders of at least 30% in aggregate principal amount of the 2029 Notes then outstanding; failure to pay debt within any applicable grace period after the final maturity or acceleration of such debt by the holders thereof because of a default, if the total amount of such debt unpaid or accelerated exceeds $20.0 million; failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $20.0 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; and certain events of bankruptcy or insolvency.

Divestiture

On April 2, 2021, the Company completed the Clearstone Sale for a net cash purchase price of $6.2 million, subject to certain adjustments. The Company redeemed an additional $6.7 million of principal amount of the 2024 Notes in accordance with the terms of the 2024 Indenture.

Letter Agreement

The Company is a party to a Nomination and Director Voting Agreement dated as of September 17, 2018 (as amended on February 4, 2019, June 27, 2019, November 3, 2020 and November 20, 2020, the “DVA”) with Axar, certain funds and managed accounts for which it serves as investment manager and its general partner, Axar GP, LLC (collectively, the “Axar Entities”), StoneMor GP Holdings LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC (“ACII” and, collectively with StoneMor GP Holdings LLC, the “ACII Entities”). Under the DVA, and subject to certain conditions and exceptions, the Axar Entities and their affiliates are prohibited from acquiring additional shares of the Company’s Common Stock. On April 13, 2021, the Axar Entities, the ACII Entities and the Company entered into a letter agreement (the “Waiver”) pursuant to which the Axar Entities were permitted to acquire some or all of the shares of the Company’s Common Stock held by ACII and its affiliates in a single privately negotiated transaction and not in the open market. The terms of the Waiver were approved by the Conflicts Committee of the Company’s Board of Directors. The waiver was subject to the following conditions:

•	any such purchase be consummated on or before May 31, 2021;

•

the Company, the Axar Entities and the ACII Entities have entered into a further amendment to the DVA to clarify that the standstill period applicable to the Axar Entities will expire on December 31, 2023;

•

Axar will vote or direct the voting of all shares of the Company’s Common Stock it beneficially owns in favor of amendments to Article VIII of the Company’s Certificate of Incorporation (the “Charter”) relating to amendments of the Company’s Bylaws and Article X of the Charter with respect to any amendment or repeal of Article V, Article VI(c), Article VII(a)-(d), Article VIII, Article X or Article XI of the Charter to increase the required stockholder approval required thereunder from “at least sixty six and two thirds percent (66 2/3%)” to “at least eighty-five percent (85%) (collectively, the “Supermajority Provisions”);” and

•

pending the effectiveness of such amendment to Article VIII and Article X of the Charter, Axar would not vote or direct the voting of any shares of the Company’s Common Stock in favor of any proposal to which the Supermajority Provisions are applicable unless such proposal has been approved by the Company’s Board of Directors and its Conflicts Committee.

As contemplated by the Waiver, on April 13, 2021, the Company, the Axar Entities and the ACII Entities also entered into the Fifth Amendment to the DVA pursuant to which the parties clarified that the standstill period applicable to the Axar Entities thereunder would expire on December 31, 2023.

On April 14, 2021, the Axar Entities entered into an agreement to acquire 5,522,732 shares of the Company's Common Stock from the ACII Entities in a single transaction and not in the open market. As a result, the Axar Entities beneficially own 75.1% of the Company's Common Stock.

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

Our primary risks include uncertainties regarding current business and economic disruptions resulting from the COVID-19 Pandemic, our substantial indebtedness, our ability to identify and negotiate acceptable agreements with sellers and purchasers of additional properties, the cash flow from our pre-need and at-need sales, trusts and financings, which may impact our ability to meet our financial projections and service our debt, as well as with our ability to maintain an effective system of internal control over financial reporting including effective disclosure controls and procedures.

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

BUSINESS OVERVIEW

We are one of the leading providers of funeral and cemetery products and services in the death care industry in the United States (“U.S.”). As of March 31, 2021, we operated 313 cemeteries in 26 states and Puerto Rico, of which 283 were owned and 30 were operated under leases, operating agreements or management agreements. We also owned, operated or managed 80 funeral homes in 16 states and Puerto Rico. These amounts do not reflect the divestiture of nine cemeteries and 10 funeral homes in connection with the closing of the Clearstone Sale in April 2021.

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

RECENT EVENTS

The following are key events and transactions that have occurred during 2021 that were material to us and/or facilitate an understanding of our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q:

•

Refinancing.  On May 11, 2021, we issued $400.0 million aggregate principal amount of 8.500% Senior Secured Notes due 2029 (the “2029 Notes”). The gross proceeds from the sale of the 2029 Notes was $389.9 million, less advisor fees, legal fees, mortgage costs and other closing expenses. The 2029 Notes were issued pursuant to the 2029 Indenture, dated as of May 11, 2021, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. Substantially concurrently with the closing of the offering of the 2029 Notes, the 2024 Issuers deposited from the net cash proceeds from the offering of the 2029 Notes an amount sufficient to fund the full redemption of the outstanding 2024 Notes with the 2024 Trustee as trustee under the 2024 Indenture, among the 2024 Issuers, the guarantors party thereto and the 2024 Trustee governing the 2024 Notes. Upon deposit of such funds with the 2024 Trustee, the 2024 Indenture was satisfied and discharged in accordance with its terms. As a result of the satisfaction and discharge of the 2024 Indenture, the 2024 Issuers and the 2024 Guarantors, including the Company, have been released from their obligations with respect to the 2024 Indenture and the 2024 Notes, except with respect to those provisions of the 2024 Indenture that, by their terms, survive the satisfaction and discharge of the 2024 Indenture.

•

COVID-19 Pandemic. In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) spread worldwide posing public health risks that reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a significant threat to the health and economic wellbeing of our employees, customers and vendors. Our operations are deemed essential by the state and local governments in which we operate, with the exception of Puerto Rico, and we have been working with federal, state and local government officials to ensure that we continue to satisfy their requirements for offering our essential services.

Our top priority is the health and safety of our employees and the families we serve. Since the start of the outbreak in the U.S., our Company’s senior management team has taken actions to protect our employees and the families served, and to support our field locations as they adapt and adjust to the circumstances resulting from the COVID-19 Pandemic. The operation of all of our facilities is critically dependent on the employees who staff these locations. To ensure the wellbeing of our employees and their families, we provided all of our employees with detailed health and safety literature on COVID-19, such as the CDC’s industry-specific guidelines for working with the deceased who were or may have been infected with COVID-19. In addition, our procurement and safety teams have consistently secured and distributed supplies to ensure that our locations have appropriate PPE and cleaning supplies to provide our essential services, as well as updated and developed new safety-oriented guidelines to support daily field operations. These guidelines include reducing the number of staff present for a service and restricting the number of attendees. We also implemented additional safety and precautionary measures as it concerns our businesses’ day-to-day interaction with the families and communities we serve. Our corporate office employees began working from home in March 2020 consistent with CDC guidance to reduce the risks of exposure to COVID-19 while still supporting our field operations. We have not experienced any significant disruptions to our business as a result of the work from home policies in our corporate office. We monitor the CDC guidance on a regular basis, continually review and update our processes and procedures and provide updates to our employees as needed to comply with regulatory guidelines.

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

Like most businesses world-wide, the COVID-19 Pandemic has impacted us financially. At the start of the COVID-19 Pandemic in early 2020, we saw our pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. However, since May 2020 we experienced at-need sales growth, which has continued into the first quarter of 2021. While we expect that our pre-need sales could continue to be challenged during the continued COVID-19 Pandemic, we believe the implementation of our virtual meeting tools is one of several key steps to mitigate this disruption. Throughout this disruption our cemeteries and funeral homes have largely remained open and available to serve our families in all the locations in which we operate to the extent permitted by local authorities, with the exception of Puerto Rico, and we expect that this will continue. However, we have experienced limited location closures due to COVID-19 cases, required quarantines and cleanings. In addition, during the year ended December 31, 2020 and the three months ended March 31, 2021, we incurred costs of approximately $1.0 million and $57,000, respectively, related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic.

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

•

Letter Agreement. On April 13, 2021, the Axar Entities, the ACII Entities and the Company entered into a letter agreement (the “Waiver”) pursuant to which the Axar Entities were permitted to acquire some or all of the shares of the Company’s Common Stock held by ACII and its affiliates in a single privately negotiated transaction and not in the open market. The terms of the Waiver were approved by the Conflicts Committee of the Company’s Board of Directors. On April 14, 2021, the Axar Entities entered into an agreement to acquire 5,522,732 shares of the Company's Common Stock from the ACII Entities in a single transaction and not in the open market. As a result, the Axar Entities beneficially own 75.1% of the Company's Common Stock.

•

Divestitures. On April 2, 2021, we completed the Clearstone Sale for a net cash purchase price of $6.2 million, subject to certain adjustments. We redeemed an additional $6.7 million of principal amount of the 2024 Notes in accordance with the terms of the 2024 Indenture.

The Clearstone Agreement to sell the Clearstone Assets, together with the other divestitures completed in 2020, represented a strategic exit from the West Coast. Therefore, the results of operations of the Clearstone Assets, and of the businesses sold in 2020 for the period before their respective sales, have been presented as discontinued operations on the accompanying consolidated statements of operations for the three months ended March 31, 2021 and 2020. Additionally, all of the assets and liabilities associated with the Clearstone Assets have been classified as held for sale on the accompanying consolidated balance sheets at March 31, 2021 and December 31, 2020.

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

Business Strategies

Our management identified key areas of strategic improvement as part of its turnaround strategy in 2018, which has allowed us to realize upside in our operational and financial performance. The key pillars of the turnaround strategy included:

•	Strategic Evaluation of Asset Base. We performed a full asset review to align resources on targeted facilities while divesting select non-core assets.
•

Decentralized Operating Structure. We restructured our operating model with divisional presidents and general managers to increase responsibility of property-level employees and help execute on operational and financial strategies.

•

Sales Productivity and Profitable Sales Growth. We established key performance indicators, implemented client relationship management analytics, realigned incentives and created new onboarding program to improve the productivity of our sales force.

•	Significant Expense Reductions. We optimized our expense structure by integrating new expense systems, downsizing headcount and identifying other inefficient uses of resources.
•	Financial Reporting Efficiencies. We upgraded our internal accounting and financial practices and senior accounting personnel to generate increased transparency and financial integrity.

We are poised to execute on a targeted, long-term growth strategy to reduce leverage and increase the sustainability of our operations. We have identified the following pathway to additional growth:

•	Continued Execution of Organic Growth
o	Continue to recognize the benefits of expanding margins created through the realization of our turnaround strategy and sustainable operational performance;
o	Focus on sales growth and EBITDA at each property location, driving both at-need and pre-need sales for additional cash flow today and into the future;
o	Explore new product offerings to cater to evolving customer demands; and
o	Deploy capital expenditure projects to capitalize on new sales, performance or efficiency opportunities.

•	Inorganic Growth and Acquisition Opportunities
o	Target core markets for accretive, strategic growth that complements our existing portfolio, while leveraging our scale and management capabilities; and
o	Focus on existing synergies to add value to new acquisitions, including trust management capabilities and a robust pre-need sales program.

•	Naturally De-Lever and Grow Our Platform
o	Use excess cash flow to acquire new properties to create additional EBITDA;
o	Grow at a sustainable pace and integrate assets to take advantage of our existing platform and management expertise; and
o	Continue to build upon our strong backlog of assets and trust appreciation through existing operations, organic growth opportunities and future acquisitions.

RESULTS OF OPERATIONS

We have two distinct reportable segments, Cemetery Operations and Funeral Home Operations, which are supported by corporate costs and expenses.

Cemetery Operations

Overview

We are currently the one of the largest owners and operators of cemeteries in the U.S. As of March 31, 2021, we operated 313 cemeteries in 26 states and Puerto Rico. We owned 283 of these cemeteries, and we managed or operated the remaining 30 under leases, operating agreements or management agreements. Revenues from our Cemetery Operations segment accounted for approximately 86% of our total revenues for the three months ended March 31, 2021.

Operating Results

The following tables present operating results for our Cemetery Operations segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
			Variance
	2021	2020	$	%
Interments	$20,519	$14,759	$5,760	39%
Merchandise	16,282	14,378	1,904	13%
Services	17,281	15,027	2,254	15%
Interest income	2,215	2,040	175	9%
Investment and other	10,683	8,593	2,090	24%
Total revenues	66,980	54,797	12,183	22%
Cost of goods sold	11,184	9,414	1,770	19%
Cemetery expense	18,161	16,948	1,213	7%
Selling expense	14,207	12,051	2,156	18%
General and administrative expense	10,193	9,515	678	7%
Depreciation and amortization	1,576	1,653	(77)	(5%)
Total costs and expenses	55,321	49,581	5,740	12%
Segment operating profit	$11,659	$5,216	$6,443	124%

The following table presents supplemental operating data for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
			Variance
SUPPLEMENTAL DATA:	2021	2020	#	%
Interments performed	14,335	12,385	1,950	16%
Net interment rights sold (1)
Lots	5,719	5,444	275	5%
Mausoleum crypts (including pre-construction)	560	412	148	36%
Niches	493	382	111	29%
Total net interment rights sold (1)	6,772	6,238	534	9%

______________________________

(1)	Net of cancellations. Sales of double-depth burial lots and tandem mausoleum crypts are counted as one sale.

Cemetery interments revenues were $20.5 million for the three months ended March 31, 2021, an increase of $5.8 million and 39% from $14.8 million for the three months ended March 31, 2020. The increase resulted from an increase in pre-need revenues of $5.1 million due to improved productivity of the salesforce and an increase in at-need revenues of $1.4 million primarily related to the COVID-19 Pandemic for which there were no such revenues in the prior year, offset by an increase in cancellations and promotional discounts of $0.7 million.

Cemetery merchandise revenues were $16.3 million for the three months ended March 31, 2021, an increase of $1.9 million and 13% from $14.4 million for the three months ended March 31, 2020. The increase resulted from an increase of $1.9 million in at-need revenues and an increase in pre-need turning at-need revenues of $0.3 million, both of which were positively impacted by increased burial rates associated with the COVID-19 Pandemic. These increases were partially offset by an increase in cancellations and promotional discounts of $0.3 million.

Cemetery service revenues were $17.3 million for the three months ended March 31, 2021, an increase of $2.3 million and 15% from $15.0 million for the three months ended March 31, 2020. The increase resulted from an increase of $1.8 million in at-need revenues and an increase in pre-need turning at-need revenues of $0.6 million, both of which were positively impacted by the increased burial rates associated with the COVID-19 Pandemic. These increases were partially offset by cancellations and promotional discounts of $0.1 million.

Investment and other income was $10.7 million for the three months ended March 31, 2021, an increase of $2.1 million and 24% from $8.6 million for the three months ended March 31, 2020. The increase was due to a $1.8 million increase in income associated with the perpetual care trust and a $0.3 million increase in other income and income recognized on the merchandise trust.

Cost of goods sold was $11.2 million for the three months ended March 31, 2021, an increase of $1.8 million and 19% from $9.4 million for the three months ended March 31, 2020. As a percentage of cemetery revenue, cost of goods sold decreased to 16.7% from 17.2%.

Cemetery expenses were $18.2 million for the three months ended March 31, 2021, an increase of $1.2 million and 7% from $16.9 million for the three months ended March 31, 2020. The increase was due to ancillary costs associated with the transition of cemetery maintenance to Moon, coupled with increases in repairs and maintenance expense and increases in real estate taxes.

Selling expenses were $14.2 million for the three months ended March 31, 2021, an increase of $2.2 million and 18% from $12.1 million for the three months ended March 31, 2020. As a percentage of cemetery revenue, selling expenses decreased to 21.1% from 22.0%, notwithstanding a $0.9 million increase in marketing and advertising expense.

General and administrative expenses were $10.2 million for the three months ended March 31, 2021, an increase of $0.7 million and 7% from $9.5 million for the three months ended March 31, 2020. The increase was primarily the result of a $0.5 million increase in insurance expense and a $0.3 million increase in payroll costs associated with the complete roll-out of our general manager program, partially offset by a $0.1 million decrease in various other expenses.

Depreciation and amortization expenses were $1.6 million for the three months ended March 31, 2021, a decrease of $0.1 million and 5% from $1.7 million for the three months ended March 31, 2020. The decrease was due to routine depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

As of March 31, 2021, we owned, operated or managed 80 funeral homes. These properties were located in 16 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 14% of our total revenues for the three months ended March 31, 2021.

Operating Results

The following tables present operating results for our Funeral Home Operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
			Variance
	2021	2020	$	%
Merchandise	$5,973	$5,386	$587	11%
Services	5,360	4,919	441	9%
Total revenues	11,333	10,305	1,028	10%
Merchandise	1,661	1,336	325	24%
Services	4,661	4,394	267	6%
Depreciation and amortization	431	445	(14)	(3%)
Other	3,019	2,760	259	9%
Total expenses	9,772	8,935	837	9%
Segment operating profit	$1,561	$1,370	$191	14%

Funeral home merchandise revenues were $6.0 million for the three months ended March 31, 2021, an increase of $0.6 million and 11% from $5.4 million for the three months ended March 31, 2020. The increase resulted from higher casket sales of $0.4 million and higher other merchandise sales of $0.3 million, offset by a $0.1 million increase in cancellations.

Funeral home services revenues were $5.4 million for the three months ended March 31, 2021, an increase of $0.4 million and 9% from $4.9 million for the three months ended March 31, 2020. The increase was associated primarily with a $0.3 million increase in insurance commission revenue and a $0.2 million increase in at-need revenue, offset by a $0.1 million increase in cancellations.

Funeral home total expenses were $9.8 million for the three months ended March 31, 2021, an increase of $0.8 million and 9% from $8.9 million for the three months ended March 31, 2020. Funeral home merchandise costs increased $0.3 million or 24%, slightly ahead of increases in merchandise revenues, driven by decreased margin on caskets. Funeral home services costs increased $0.3 million or 6%, in line with increases in services revenues. Other funeral home expenses increased $0.3 million, primarily driven by increases in costs associated with insurance and repairs and maintenance.

Corporate

Corporate Overhead

The following table summarizes our corporate overhead by expense category for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
			Variance
	2021	2020	$	%
Corporate overhead	$9,541	$8,501	$1,040	12%
Non-recurring adjustments
C-Corporation Conversion fees	—	75	(75)	(100%)
Other professional fees and other	634	219	415	189%
Total non-recurring adjustments	634	294	340	116%
Corporate overhead, adjusted	$8,907	$8,207	$700	9%

Corporate overhead expense was $9.5 million for the three months ended March 31, 2021, an increase of $1.0 million and 12% from $8.5 million for the three months ended March 31, 2020. The increase was primarily due to a corporate bonus accrual of $0.6 million.

Interest Expense

Interest expense was $10.5 million for the three months ended March 31, 2021, a decrease of $0.9 million and 8% from $11.4 million for the three months ended March 31, 2020. The change was due to a decrease of $1.2 million related to a lower principal of and interest on the 2024 Notes offset partially by an increase of $0.3 million related to the amortization of deferred financing fees.

Income Tax Benefit (Expense)

Income tax benefit was $1.7 million for the three months ended March 31, 2021, compared to income tax expense of $1.3 million for the three months ended March 31, 2020. The income tax benefit for the three months ended March 31, 2021 was primarily due to the net loss from continuing operations. The income tax expense for the three months ended March 31, 2020 was primarily related to deferred taxes on the Oakmont Sale.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations, proceeds from asset sales and the remaining proceeds from the sale of the 2029 Notes. Our primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution related, which will reduce the amount of additional borrowings or asset sales needed.

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

During 2020 and 2021, we implemented (and will continue to implement) various actions to improve profitability and cash flows to fund operations. A summary of these actions is as follows:

•	completed sales of select assets to de-leverage the balance sheet;
•	on April 1, 2020, entered into the Third Supplemental Indenture to the Indenture to amend certain financial covenants;
•	on April 3, 2020, sold 176 shares of Series A Preferred Stock to Axar for a cash price of $50,000 per share, an aggregate of $8.8 million;
•

on June 19, 2020, issued 12,054,795 shares of Common Stock in exchange for the 176 shares of Series A Preferred Stock and sold an additional 11,232,877 shares of Common Stock for a cash purchase price of $0.73 per share, an aggregate of $8.2 million;

•

implemented cost reduction initiatives specifically to minimize the impact of the COVID-19 Pandemic on us, including streamlining corporate staff, consolidating field positions to reduce redundancies and implementing executive level salary reductions; and

•

on May 11, 2021, issued $400.0 million in aggregate principal amount of our  2029 Notes and used a substantial portion of the net proceeds thereof to fund the redemption in full of the outstanding 2024 Notes. For further details regarding the issuance of the 2029 Notes and the redemption of the 2024 Notes, see Note 18 Subsequent Events of Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report.

Based on our forecasted operating performance and the actions described above to improve our profitability and cash flows, including the issuance of the 2029 Notes and the redemption of the 2024 Notes, we believe that we will be able to continue as a going concern for the next twelve-month period. As such, the consolidated financial statements for the three months ended March 31, 2021 were prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should we be required to liquidate our assets.

Cash Flows

The following table summarizes our unaudited condensed consolidated statements of cash flows by class of activities in thousands:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$4,631	$(5,238)
Net cash (used in) provided by investing activities	(1,774)	26,117
Net cash provided (used in) by financing activities	2,324	(30,180)

Significant Sources and Uses of Cash During the Three Months Ended March 31, 2021 and 2020

Operating Activities

Net cash provided by operations was $4.6 million for the three months ended March 31, 2021 compared to $5.2 million of net cash used in operations during the three months ended March 31, 2020. The $9.9 million change in operating cash flows was primarily due to the following:

•	Net income excluding non-cash items increased $8.1 million primarily due to improved operating performance and expense management efforts; and
•	Our operating cash flows were further impacted by other working capital items which resulted in a net increase in operating cash inflows of $1.8 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $1.8 million as compared to $26.1 million of net cash provided by investing activities for the three months ended March 31, 2020. The cash used in investing activities for the three months ended March 31, 2021 was attributable to capital expenditures for purchases and maintenance of property, plant and equipment. Net cash provided by investing activities during the three months ended March 31, 2020 consisted of proceeds from divestitures of $28.2 million, offset in part by cash used for capital expenditures of $2.1 million for purchases and maintenance of property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $2.3 million as compared to $30.2 million of net cash used in financing activities for the three months ended March 31, 2020. The cash provided by financing activities for the three months ended March 31, 2021 was primarily due to proceeds from borrowings for financed insurance policies. Net cash used in financing activities during the three months ended March 31, 2020 was primarily due to the redemption of $31.3 million of the 2024 Notes, using proceeds from the Oakmont Sale and other immaterial dispositions.

The following table summarizes maintenance and expansion capital expenditures for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Maintenance capital expenditures	$287	$1,276
Expansion capital expenditures	1,487	797
Total capital expenditures	$1,774	$2,073

Long-Term Debt

On June 27, 2019, StoneMor Partners L.P., CFS West Virginia and, collectively with the Company, certain direct and indirect subsidiaries of the Company, the initial purchasers party thereto and Wilmington Trust, National Association, as trustee and as collateral agent, entered into an indenture with respect to the 2024 Notes.

On May 11, 2021, we issued $400.0 million aggregate principal amount of 8.500% Senior Secured Notes due 2029 and used a substantial portion of the proceeds to fund the redemption of all of our outstanding 2024 Notes.

For further details on our 2024 Notes, see Note 8 Long-Term Debt of Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report. For further details on our 2029 Notes, see Note 18 Subsequent Events of Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report.

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

For the three months ended March 31, 2021 and 2020, we had $98.3 million and $93.3 million, respectively, of cash receipts from sales attributable to related bond contracts. These amounts do not consider reductions associated with taxes, obtaining costs or other costs.

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

INTEREST-BEARING INVESTMENTS

The interest-bearing investments in our merchandise trusts and perpetual care trusts that are subject to interest rate sensitivity consist of fixed-income securities, money market investments and other short-term investments. As of March 31, 2021, the accumulated fair value of the interest-bearing investments in our merchandise trusts and perpetual care trusts was $108.9 million and $45.8 million, respectively, or 20.2% and 14.1% of the fair value of our total trust assets, respectively.

MARKETABLE EQUITY SECURITIES

The marketable equity securities in our merchandise trusts and perpetual care trusts that are subject to market price sensitivity consist of individual equity securities as well as closed and open-ended mutual funds. As of March 31, 2021, the accumulated fair value of the marketable equity securities in our merchandise trusts and perpetual care trusts was $49.1 million and $26.1 million, respectively, or 9.1% and 8.1% of the fair value of our total trust assets, respectively.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to ten years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of March 31, 2021, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 61.2% and 73.4%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $330.5 million and $237.8 million in our merchandise trusts and perpetual care trusts, respectively, as of March 31, 2021, based on net asset value quotes.

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

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2021. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the on-going remediation associated with the material weaknesses in internal control over financial reporting described below.

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

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that the material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of March 31, 2021. Management, with oversight from our Audit Committee, has identified and planned actions that we believe will remediate the material weaknesses described above once fully implemented and operating for a sufficient period of time, and we will continue to devote significant time and attention, including internal and external resources, to these remedial efforts. For a more comprehensive discussion of Management’s remediation action plans refer to Item 9A., Disclosure Controls and Procedures, of our 2020 Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2021, despite the remote work environment due to the ongoing issues surrounding the COVID-19 Pandemic we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been present at that time, and those remediation efforts remain ongoing. Other than as described above and in greater detail in the Item 9A., Disclosure Controls and Procedures, of our 2020 Annual Report on Form 10-K, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding our significant pending administrative and judicial proceedings involving regulatory, operating, transactional, environmental, and other matters, see Part 1. Item 1. Financial Statements (Unaudited)—Notes to the Unaudited Condensed Consolidated Financial Statements—Note 11 Commitments and Contingencies of this Quarterly Report.

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

You should carefully consider the risks described below. The ongoing coronavirus (COVID-19) pandemic may also have the effect of heightening many of the risks we face, such as those relating to our substantial level of indebtedness, our future capital needs, our need to generate sufficient cash to service our indebtedness and our ability to comply with the covenants contained in the 2029 Indenture. The risks and uncertainties described below and in our Annual Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of those risks actually occurs, our business, financial condition and results of operations would suffer. Please see the risk factors set forth below as well as those risks described in Part I, Item 1A. Risk Factors of our Annual Report.

RISKS RELATED TO OUR INDEBTEDNESS

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

As of December 31, 2020, after giving effect to the sale of the 2029 Notes and the use of proceeds thereof, we would have had $400.4 million of total debt (not including original issue discounts, debt issuance costs, and capital lease obligations), consisting of $400 million of the notes and $0.4 million of financed vehicles and insurance. Our indebtedness requires significant interest and principal payments. Subject to certain limitations and the satisfaction of certain conditions contained in the 2029 Indenture, we may also be permitted to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase.

Our level of indebtedness could have important consequences to us, including:

•

continuing to require us to dedicate a substantial portion of our cash flow from operations to the payment of the principal of and interest on our indebtedness, thereby reducing the funds available for operations and any future business opportunities;

•	limiting flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;
•	placing us at a competitive disadvantage compared to our competitors that have proportionately less indebtedness;
•	making us more susceptible to changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing;
•	increasing our vulnerability to adverse general economic or industry conditions; and
•	limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.

In addition, the 2029 Indenture prevents us from incurring additional debt or liens for working capital expenditures, acquisitions or other purposes (subject to very limited exceptions). Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to repay our indebtedness and comply with the restrictive covenants will be dependent on, among other things, the successful execution of our strategic plans. If we require additional capacity under the restrictive covenants to successfully execute our strategic plans, we will need to seek the required consent from a majority of the holders of the 2029 Notes. No assurances can be given that we will be successful in obtaining such consent, and any failure to do so will have a material adverse effect on our business operations and our financial results.

Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take certain actions, including reducing spending on day-to-day operations, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The trustee or the holders of the 2029 Notes could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our debt.

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

Despite our current indebtedness level, we and any of our existing or future subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

We and any of our existing and future subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of the 2029 Indenture contains limitations on our ability to incur additional indebtedness, these restrictions will be subject to a number of qualifications and exceptions, and we have the ability under the 2029 Indenture to incur up to $40 million of additional senior secured debt. If new debt is added to our or any of our existing and future subsidiaries’ current debt levels, the related risks that we now face could be exacerbated.

We may not be able to generate sufficient cash to service all of our indebtedness or repay such indebtedness when due, including the 2029 Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations, including the 2029 Notes, depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, including the effects of the COVID-19 Pandemic. We cannot assure you that our business will generate sufficient cash flows from operating activities, or that future borrowings will be available in an amount sufficient to enable us to pay the principal of, and premium, if any, and interest on, our indebtedness, including the 2029 Notes, or any portion of any of the foregoing, or to fund our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the 2029 Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the 2029 Indenture restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The 2029 Indenture restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

The 2029 Indenture imposes significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

The 2029 Indenture contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;
•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;
•	make certain investments;
•	transfer or sell certain assets, including capital stock of our restricted subsidiaries;
•	create or incur liens;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	agree to dividend or other payment restrictions affecting our restricted subsidiaries;
•	change the business we conduct;
•	withdraw any monies or other assets from, or make any investments of, our trust funds; and
•	enter into certain transactions with our affiliates.

Our ability to comply with these covenants can be affected by events beyond our control, and we may not be able to satisfy them.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBIT INDEX

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

10.1*	Subadvisor Agreement dated as of February 1, 2021 by and between Cornerstone Trust Management Services, LLC and Axar Capital Management, LP	8-K	10.1	February 2, 2021

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

101

Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020; (iii) Unaudited Condensed Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Inc.

*	Incorporated by reference, as indicated

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR INC.

Date: May 13, 2021	By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer

Date: May 13, 2021	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Senior Vice President and Chief Financial Officer