Form 10-Q
period 2021-06-30
Stonemor Inc.
filed 2021-08-13
CIK 1753886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares of the registrant’s common stock outstanding at August 10, 2021 was 118,011,766.

FORM 10-Q OF STONEMOR INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STONEMOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$90,398	$39,244
Restricted cash	16,575	20,846
Accounts receivable, net of allowance	58,661	57,869
Prepaid expenses	6,911	5,290
Assets held for sale	—	28,575
Other current assets	15,178	16,884
Total current assets	187,723	168,708

Long-term accounts receivable, net of allowance	76,599	75,301
Cemetery property	296,529	299,526
Property and equipment, net of accumulated depreciation	80,392	83,496
Merchandise trusts, restricted, at fair value	544,268	501,453
Perpetual care trusts, restricted, at fair value	326,958	312,228
Deferred selling and obtaining costs	120,229	116,900
Deferred tax assets	7	9
Intangible assets, net	54,559	55,094
Other assets	24,924	22,248
Total assets	$1,712,188	$1,634,963

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$45,943	$51,718
Liabilities held for sale	—	23,406
Accrued interest	4,722	95
Current portion, long-term debt	1,859	317
Total current liabilities	52,524	75,536

Long-term debt, net of deferred financing costs	389,559	320,715
Deferred revenues	1,013,653	949,164
Deferred tax liabilities	18,127	29,652
Perpetual care trust corpus	326,958	312,228
Other long-term liabilities	42,776	40,081
Total liabilities	1,843,597	1,727,376
Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 117,964,891 and 117,871,141 shares issued and outstanding, respectively	1,180	1,178
Paid-in capital in excess of par value	(84,221)	(85,232)
Accumulated deficit	(48,368)	(8,359)
Total stockholders' equity	(131,409)	(92,413)
Total liabilities and stockholders' equity	$1,712,188	$1,634,963

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Cemetery:
Interments	$22,906	$16,467	$43,425	$31,226
Merchandise	17,787	14,591	34,069	28,969
Services	17,698	16,551	34,979	31,578
Investment and other	13,737	9,254	26,635	19,887
Funeral home:
Merchandise	5,449	4,825	11,422	10,211
Services	5,404	4,913	10,764	9,832
Total revenues	82,981	66,601	161,294	131,703
Costs and Expenses:
Cost of goods sold	12,435	9,269	23,619	18,683
Cemetery expense	18,090	17,229	36,251	34,177
Selling expense	14,776	12,206	28,983	24,257
General and administrative expense	10,650	9,130	20,843	18,645
Corporate overhead	9,534	8,756	19,075	17,257
Depreciation and amortization	2,027	2,293	4,129	4,607
Funeral home expenses:
Merchandise	1,478	1,364	3,139	2,700
Services	4,477	4,425	9,138	8,819
Other	3,239	2,490	6,258	5,250
Total costs and expenses	76,706	67,162	151,435	134,395

Loss on sale of business and other impairments	(2,220)	—	(2,220)	—
Other gains	69	—	69	—
Operating income (loss)	4,124	(561)	7,708	(2,692)
Interest expense	(9,977)	(11,729)	(20,450)	(23,082)
Loss on debt extinguishment	(40,128)	—	(40,128)	—
Loss from continuing operations before income taxes	(45,981)	(12,290)	(52,870)	(25,774)
Income tax benefit	9,736	3,492	11,412	2,204
Net loss from continuing operations	(36,245)	(8,798)	(41,458)	(23,570)
Discontinued operations (Note 2):
Income from operations of discontinued businesses	860	4,884	1,449	28,659
Income tax expense	—	—	—	—
Net income from discontinued operations	860	4,884	1,449	28,659
Net (loss) income	$(35,385)	$(3,914)	$(40,009)	$5,089

Net loss from continuing operations per common share (basic)	$(0.31)	$(0.09)	$(0.35)	$(0.25)
Net income from discontinued operations per common share (basic)	0.01	0.05	0.01	0.30
Net (loss) income per common share (basic)	$(0.30)	$(0.04)	$(0.34)	$0.05

Net loss from continuing operations per common share (diluted)	$(0.31)	$(0.09)	$(0.35)	$(0.25)
Net income from discontinued operations per common share (diluted)	0.01	0.05	0.01	0.30
Net (loss) income per common share (diluted)	$(0.30)	$(0.04)	$(0.34)	$0.05
Weighted average number of common shares outstanding - basic	117,956	97,572	117,933	96,022
Weighted average number of common shares outstanding - diluted	117,956	97,572	117,933	96,022

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except shares)

	Common Stock
	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Total
Three Months Ended March 31, 2021
December 31, 2020	117,871,141	$1,178	$(85,232)	$(8,359)	$(92,413)
Common stock awards under incentive plans	46,875	1	504	—	505
Net loss	—	—	—	(4,624)	(4,624)
March 31, 2021	117,918,016	$1,179	$(84,728)	$(12,983)	$(96,532)

Three Months Ended June 30, 2021
March 31, 2021	117,918,016	$1,179	$(84,728)	$(12,983)	$(96,532)
Common stock awards under incentive plans	46,875	1	507	—	508
Net loss	—	—	—	(35,385)	(35,385)
June 30, 2021	117,964,891	$1,180	$(84,221)	$(48,368)	$(131,409)

	Series A Preferred Stock		Common Stock
	Number of Series A Preferred Shares	Par Value of Series A Preferred Shares	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Retained Earnings	Total
Three Months Ended March 31, 2020
December 31, 2019	—	$—	94,447,356	$944	$(103,434)	$—	$(102,490)
Common stock awards under incentive plans	—	—	29,746	—	375	—	375
Net income	—	—	—	—	—	9,003	9,003
March 31, 2020	—	$—	94,477,102	$944	$(103,059)	$9,003	$(93,112)

Three Months Ended June 30, 2020
March 31, 2020	—	$—	94,477,102	$944	$(103,059)	$9,003	$(93,112)
Issuance of Series A Preferred Stock	176	—	—	—	8,800	—	8,800
Exchange of Series A Preferred Stock for Common Stock	(176)	—	12,054,795	121	(121)	—	—
Issuance of Common Stock	—	—	11,232,877	112	8,088	—	8,200
Common stock awards under incentive plans	—	—	29,746	—	317	—	317
Net loss	—	—	—	—	—	(3,914)	(3,914)
June 30, 2020	—	$—	117,794,520	$1,177	$(85,975)	$5,089	$(79,709)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net (loss) income	$(40,009)	$5,089
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Cost of lots sold	3,651	2,843
Depreciation and amortization	4,169	4,793
Provision for bad debt	3,519	3,807
Non-cash compensation expense	1,013	727
Loss on debt extinguishment	40,128	—
Non-cash interest expense	3,160	10,506
Loss (gain) on sale of businesses	1,353	(28,951)
Other gains	(69)	—
Changes in assets and liabilities:
Payment of paid-in-kind interest	(18,440)	—
Accounts receivable, net of allowance	(11,522)	(8,234)
Merchandise trust fund	(17,378)	(2,242)
Other assets	(2,942)	4,746
Deferred selling and obtaining costs	(4,229)	(2,968)
Deferred revenues	45,652	19,663
Deferred taxes, net	(11,523)	(2,340)
Payables and other liabilities	1,900	(6,238)
Net cash (used in) provided by operating activities	(1,567)	1,201
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(3,361)	(3,791)
Proceeds from divestitures	6,578	48,336
Net cash provided by investing activities	3,217	44,545
Cash Flows From Financing Activities:
Proceeds from issuance of Series A Preferred Stock	—	8,800
Proceeds from issuance of Common Stock	—	8,200
Proceeds from borrowings	404,433	2,639
Repayments of debt	(329,294)	(53,572)
Principal payment on finance leases	(796)	(749)
Early redemption premium	(18,478)	—
Cost of financing activities	(10,632)	(4,236)
Shares repurchased related to share-based compensation	—	(35)
Net cash provided by (used in) financing activities	45,233	(38,953)
Net increase in cash, cash equivalents and restricted cash	46,883	6,793
Cash, cash equivalents and restricted cash—Beginning of period	60,090	56,767
Cash, cash equivalents and restricted cash—End of period	$106,973	$63,560
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31,141	$13,675
Cash paid during the period for income taxes	1,989	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$961	$1,611
Operating cash flows from finance leases	166	225
Financing cash flows from finance leases	796	749
Non-cash investing and financing activities:
Accrued paid-in-kind interest on 2024 Notes	$—	$7,077

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

As used in this Quarterly Report on Form 10-Q (the “Quarterly Report”), unless the context otherwise requires, references to the terms the “Company,” “StoneMor,” “we,” “us,” and “our” refer to StoneMor Inc. and its consolidated subsidiaries.

Nature of Operations

The Company is a provider of funeral and cemetery products and services in the death care industry in the United States. As of June 30, 2021, the Company operated 301 cemeteries in 24 states and Puerto Rico, of which 271 were owned and 30 were operated under lease, management or operating agreements. As of June 30, 2021, the Company also owned and operated 70 funeral homes, including 33 located on the grounds of cemetery properties that the Company owned, in 15 states and Puerto Rico.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements, which are unaudited, have been prepared in accordance with the requirements of the Quarterly Report on Form 10-Q and Generally Accepted Accounting Principles (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Annual Reports on Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statement as of December 31, 2020, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with Securities and Exchange Commission ("SEC") on March 25, 2021 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto presented in the Annual Report. The results of operations for the six months ended June 30, 2021 may not necessarily be indicative of the results of operations for the full year ending December 31, 2021.

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

Refinancing

On May 11, 2021, the Company issued $400.0 million aggregate principal amount of 8.500% Senior Secured Notes due 2029 (the “2029 Notes”). The gross proceeds from the sale of the 2029 Notes was $389.9 million, less advisor fees, legal fees, mortgage costs and other closing expenses. The 2029 Notes were issued pursuant to an indenture (the “2029 Indenture”), dated as of May 11, 2021, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. Substantially concurrently with the closing of the offering of the 2029 Notes, StoneMor Partners L.P. (the “Partnership”) and Cornerstone Family Services of West Virginia Subsidiary, Inc. (collectively, the “2024 Issuers”) deposited from the net cash proceeds from the offering of the 2029 Notes an amount sufficient to fund the full redemption of the outstanding 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024 (the “2024 Notes”) with Wilmington Trust, National Association (the “2024 Trustee”) as trustee under the Indenture, dated as of June 27, 2019 (as amended, the “2024 Indenture”), among the 2024 Issuers, the guarantors party thereto and the 2024 Trustee governing the 2024 Notes. Upon deposit of such funds with the 2024 Trustee, the 2024 Indenture was satisfied and discharged in accordance with its terms. As a result of the satisfaction and discharge of the 2024 Indenture, the 2024 Issuers and the guarantors of the 2024 Notes, including the Company, have been released from their obligations with respect to the 2024 Indenture and the 2024 Notes, except with respect to those provisions of the 2024 Indenture that, by their terms, survive the satisfaction and discharge of the 2024 Indenture. Refer to Note 8 Long-Term Debt for more detailed information.

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

Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially. At the start of the Covid-19 Pandemic in early 2020, the Company saw its pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. However, since May 2020, the Company experienced at-need sales growth, and since late 2020, it has experienced pre-need sales growth. The Company believes the implementation of its virtual meeting tools is one of several key steps that has mitigated this disruption. Throughout the COVID-19 Pandemic, the Company’s cemeteries and funeral homes have largely remained open and available to serve its families in all the locations in which it operates to the extent permitted by local authorities, with the exception of Puerto Rico, and the Company expects that this will continue. The Company has leveraged the relationships it has made with the families it has served during its response to the COVID-19 Pandemic, which has directly resulted in new sales leads and increased pre-need sales activity. In addition, as community restrictions have eased and the COVID-19 vaccine became more available, the Company has experienced record growth in its pre-need cemetery sales. However, the Company had experienced limited location closures due to COVID-19 cases, required quarantines and cleanings. During the year ended December 31, 2020, the Company incurred costs of approximately $1.0 million related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic.

The Company expects the COVID-19 Pandemic could have an adverse effect on its future results of operations and cash flows depending on COVID-19 variants and increased case counts. However the Company cannot presently predict the likely scope and severity of that impact. The Company may incur additional costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. In the event there are confirmed diagnoses of COVID-19 within a significant number of its facilities, the Company may incur additional costs related to the closing and subsequent cleaning of these facilities and the ability to adequately staff the impacted sites. In addition, the Company’s pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic.

Sources and Uses of Liquidity

The Company’s primary sources of liquidity are cash generated from operations, proceeds from asset sales and the remaining proceeds from the sale of the 2029 Notes. The Company’s primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution related (see “Summary of Significant Accounting Policies” section below regarding revenue recognition), which will reduce the amount of additional borrowings or asset sales needed. Based on the Company's forecasted operating performance, the issuance of the 2029 Notes and the redemption of the 2024 Notes, the Company believes that it will be able to continue as a going concern for the next twelve-month period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. Cash and Cash Equivalents was $90.4 million and $39.2 million as of June 30, 2021 and December 31, 2020, respectively.

Restricted Cash

Cash that is restricted from withdrawal or use under the terms of certain contractual agreements is recorded as restricted cash. Restricted cash was $16.6 million and $20.8 million as of June 30, 2021 and December 31, 2020, respectively, which primarily related to cash collateralization of the Company’s letters of credit and surety bonds.

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

Income Taxes

The Company is subject to U.S. federal income taxes and certain state income and franchise taxes in the states in which it operates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards, if applicable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

The Company records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.

Income tax expense during interim periods is based on our forecasted annual effective tax rate plus any discrete items on an estimated basis, which are recorded in the period in which they occur. Discrete items include, but are not limited to, such events as changes in estimates due to finalization of income tax returns, tax audit settlements, tax effects of exercised or vested stock-based awards and increases or decreases in valuation allowances on deferred tax assets.

For the three months ended June 30, 2021 and 2020, we had an income tax benefit of $9.7 million and $3.5 million, respectively, and for the six months ended June 30, 2021 and 2020, we had an income tax benefit of $11.4 million and $2.2 million, respectively. Our operating tax rate before discrete items was 21.6% and 47.2% for the three months ended June 30, 2021 and 2020, respectively, and 22.2% and 76.4% for the six months ended June 30, 2021 and 2020, respectively.

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

The Company provides its employees with the election to settle the income tax obligations arising from the vesting of their restricted stock-based compensation awards by the Company withholding stock equal to such income tax obligations. However, employees who are subject to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to have stock withheld to satisfy such income tax obligations unless the Company’s Compensation, Nominating and Governance Committee provides that the employee must pay cash in lieu of having stock withheld. Shares of stock acquired from employees in connection with the settlement of the employees’ income tax obligations on these stock-based compensation awards are accounted for as treasury shares that are subsequently retired. Restricted stock awards, restricted stock units and stock options are not considered issued and outstanding for purposes of earnings per share calculations until vested.

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

The following table sets forth the reconciliation of the Company’s weighted-average number of outstanding common shares for the three and six months ended June 30, 2021 and 2020 used to compute basic net income (loss) attributable to common shares to those used to compute diluted net income (loss) per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average number of outstanding common shares—basic	117,956	97,572	117,933	96,022
Plus effect of dilutive incentive awards(1):
Restricted shares	—	—	—	—
Stock options	—	—	—	—
Weighted average number of outstanding common shares—diluted	117,956	97,572	117,933	96,022

(1)

For the three and six months ended June 30, 2021, the diluted weighted-average number of outstanding common shares does not include 366,641 and 592,046 shares issuable upon the exercise of outstanding options, respectively, and 414,412 and 438,718 restricted common shares, respectively, as their effects would have been anti-dilutive. For the three and six months ended June 30, 2020, the diluted weighted-average number of outstanding common shares does not include 5,275,000 and 3,364,392 shares issuable upon the exercise of outstanding options, respectively, and 421,875 restricted common shares, as their effects would have been anti-dilutive.

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

On March 23, 2021, the Company signed a definitive agreement to acquire four cemeteries located within its East Coast geographic footprint for a total purchase price of $5.4 million, subject to customary working capital adjustments. The transaction is expected to close by late fall of 2021, subject to customary due diligence and regulatory approval.

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

On April 2, 2021, the Company completed the sale of substantially all of the Company’s assets in Oregon and Washington, consisting of nine cemeteries, ten funeral establishments and four crematories (the “Clearstone Assets”) pursuant to the terms of an asset sale agreement entered into on November 6, 2020 (the “Clearstone Agreement”) with Clearstone Memorial Partners, LLC for a net cash purchase price of $6.2 million, subject to certain adjustments (the “Clearstone Sale”). The Company redeemed $6.7 million in principal amount of additional 2024 Notes as required by the 2024 Indenture.

The Clearstone Agreement to sell the Clearstone Assets, together with the other divestitures completed in 2020 described above, represented a strategic exit from the West Coast. Therefore, the results of operations of the Clearstone Assets, and of the businesses sold in 2020 for the period before their respective sales, have been presented as discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2021 and the three and six months ended June 30, 2020. Additionally, all of the assets and liabilities associated with the Clearstone Assets have been classified as held for sale on the accompanying consolidated balance sheets at December 31, 2020.

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cemetery revenues	$—	$2,069	$1,142	$5,338
Funeral home revenues	—	2,037	1,146	4,911
Cost of goods sold	—	(293)	(191)	(804)
Cemetery expense	—	(678)	(233)	(1,578)
Selling expense	—	(403)	(231)	(1,401)
General and administrative expense	—	(665)	(151)	(1,466)
Depreciation and amortization	—	(41)	(40)	(186)
Funeral home expenses	—	(1,641)	(694)	(3,809)
Interest expense	—	(366)	(166)	(1,297)
Income (loss) from discontinued operations before income taxes	—	19	582	(292)
Net gain on sale of businesses	860	4,865	867	28,951
Income tax expense	—	—	—	—
Net income from discontinued operations	$860	$4,884	$1,449	$28,659

The following table summarizes the major classes of assets and liabilities that have been classified as held for sale on the Company’s unaudited condensed consolidated balance sheets at December 31, 2020:

	December 31, 2020
	Clearstone	Other	Total
Assets
Current assets:
Accounts receivable, net of allowance	$230	$—	$230
Prepaid expenses and other current assets	104	—	104
Total current assets held for sale	334	—	334

Long-term accounts receivable, net of allowance	193	—	193
Cemetery property	3,492	350	3,842
Property and equipment, net of accumulated depreciation	2,529	—	2,529
Merchandise trusts, restricted, at fair value	14,831	—	14,831
Perpetual care trusts, restricted, at fair value	4,518	—	4,518
Deferred selling and obtaining costs	1,865	—	1,865
Other assets	463	—	463
Total assets held for sale	$28,225	$350	$28,575

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$51	$—	$51
Other current liabilities	—	—	—
Total current liabilities held for sale	51	—	51

Deferred revenues	18,456	—	18,456
Perpetual care trust corpus	4,518	—	4,518
Other long-term liabilities	381	—	381
Total liabilities held for sale	$23,406	$—	$23,406

The following table presents the depreciation and amortization, capital expenditures, sale proceeds and significant operating noncash items of the discontinued operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows from discontinued operating activities:
Depreciation and amortization	$40	$186
Gain on sales of discontinued operations businesses	867	28,951

Cash flows from discontinued investing activities:
Capital expenditures	$10	$35
Proceeds from sales of discontinued businesses	5,898	48,336

On May 24, 2021, the Company completed the sale of three cemetery properties located in Missouri for a total purchase price of $720,000 (the “Missouri Sale”), resulting in a loss on sale of $1.7 million for the three and six months ended June 30, 2021.

3.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Customer receivables	$156,102	$154,903
Unearned finance income	(15,261)	(16,022)
Allowance for doubtful accounts	(5,581)	(5,711)
Accounts receivable, net of allowance	135,260	133,170
Less: Current portion, net of allowance	58,661	57,869
Long-term portion, net of allowance	$76,599	$75,301

Activity in the allowance for doubtful accounts was as follows (in thousands):

	June 30, 2021	December 31, 2020
Balance, beginning of period	$5,892	$5,884
Provision for doubtful accounts	3,519	6,275
Charge-offs, net	(3,830)	(6,267)
Amounts related to assets held for sale	—	(181)
Balance, end of period	$5,581	$5,711

Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories.
4.	CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Cemetery land	$230,122	$232,548
Mausoleum crypts and lawn crypts	66,407	66,978
Cemetery property	$296,529	$299,526

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Buildings and improvements	$112,903	$112,345
Furniture and equipment	52,745	53,199
Funeral home land	11,005	11,005
Property and equipment, gross	176,653	176,549
Less: Accumulated depreciation	(96,261)	(93,053)
Property and equipment, net of accumulated depreciation	$80,392	$83,496

At June 30, 2021, property and equipment, net included $0.3 million of assets held for sale.

Depreciation expense was $1.7 million and $2.0 million for the three months ended June 30, 2021 and 2020, respectively, and $3.6 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively.

6.	MERCHANDISE TRUSTS

At June 30, 2021 and December 31, 2020, the Company’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly and through mutual and investment funds. All of these investments are carried at fair value. All of these investments are subject to the fair value hierarchy and considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13 Fair Value of Financial Instruments. There were no Level 3 assets. When the Company receives a payment from a pre-need customer, the Company deposits the amount required by law into the merchandise trusts that may be subject to cancellation on demand by the pre-need customer. The Company’s merchandise trusts related to states in which pre-need customers may cancel contracts with the Company comprises 48.2% of the total merchandise trust as of June 30, 2021. The merchandise trusts are variable interest entities (“VIE”) of which the Company is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Company may be required to fund this shortfall.

The Company included $10.4 million and $10.0 million of investments held in trust as required by law by the West Virginia Funeral Directors Association at June 30, 2021 and December 31, 2020, respectively, in its merchandise trust assets. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Company’s merchandise trust activities for the six months ended June 30, 2021 and 2020 is presented below (in thousands):

	Six months ended June 30,
	2021	2020
Balance—beginning of period	$516,284	$517,192
Contributions	28,574	22,779
Distributions	(53,020)	(37,385)
Interest and dividends	20,429	11,827
Capital gain distributions	1,650	289
Realized gains and losses, net	3,031	(516)
Other than temporary impairment	(136)	(1,655)
Taxes	(14)	471
Fees	(3,062)	(4,107)
Unrealized change in fair value	30,532	(24,589)
Total	544,268	484,306
Less: Assets held for sale	—	(11,806)
Balance—end of period	$544,268	$472,500

During the six months ended June 30, 2021 and 2020, purchases of available for sale securities were approximately $36.6 million and $23.0 million, respectively. During the six months ended June 30, 2021 and 2020, sales, maturities and paydowns of available for sale securities were approximately $32.6 million and $25.5 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in the Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

June 30, 2021	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$61,256	$—	$—	$61,256
Fixed maturities:
U.S. governmental securities	2	1	—	—	1
Corporate debt securities	2	2,709	897	—	3,606
Other debt securities	2	—	—	—	—
Total fixed maturities		2,710	897	—	3,607
Mutual funds—debt securities	1	6,097	206	—	6,303
Mutual funds—equity securities	1	26,245	10,742	—	36,987
Other investment funds(1)		347,273	44,687	(4,333)	387,627
Equity securities	1	25,725	9,468	(968)	34,225
Other invested assets	2	3,777	99	—	3,876
Total investments		473,083	66,099	(5,301)	533,881
West Virginia Trust Receivable		10,531	—	(144)	10,387
Total		$483,614	$66,099	$(5,445)	$544,268

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of zero to fifteen years with three potential one year extensions at the discretion of the funds’ general partners. As of June 30, 2021, there were $92.1 million in unfunded investment commitments to the private credit funds, which are callable at any time.

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

The contractual maturities of debt securities as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

June 30, 2021	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$—
Corporate debt securities	—	3,606	—	—
Other debt securities	—	—	—	—
Total fixed maturities	$—	$3,607	$—	$—

December 31, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$—
Corporate debt securities	—	3,456	—	—
Other debt securities	18,392	5,019	—	—
Total fixed maturities	$18,392	$8,476	$—	$—

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the merchandise trusts as of June 30, 2021 and December 31, 2020 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$297	$—	$297	$—
Corporate debt securities	—	—	620	—	620	—
Other debt securities	—	—	—	—	—	—
Total fixed maturities	—	—	917	—	917	—
Mutual funds—debt securities	4	—	—	—	4	—
Mutual funds—equity securities	—	—	—	—	—	—
Other investment funds	44,497	4,333	—	—	44,497	4,333
Equity securities	2,952	968	—	—	2,952	968
Total	$47,453	$5,301	$917	$—	$48,370	$5,301

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	—
Other debt securities	18,392	1,332	—	—	18,392	1,332
Total fixed maturities	18,392	1,332	—	—	18,392	1,332
Mutual funds—debt securities	—	—	—	—	—	—
Mutual funds—equity securities	128	154	—	—	128	154
Other investment funds	75,799	8,812	—	—	75,799	8,812
Equity securities	82	19	—	—	82	19
Total	$94,401	$10,317	$—	$—	$94,401	$10,317

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the six months ended June 30, 2021, the Company determined, based on its review, that there were 6 securities with an aggregate cost basis of approximately $0.3 million and an aggregate fair value of approximately $0.2 million, resulting in an impairment of $0.1 million, with such impairment considered to be other than temporary due to credit indicators. During the six months ended June 30, 2020, the Company determined, based on its review, that there were 2 securities with an aggregate costs basis of approximately $16.8 million and an aggregate fair value of approximately $15.1 million, resulting in an impairment of $1.7 million, with such impairment considered to be other than temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset these changes against deferred merchandise trust revenue. These adjustments to deferred revenue will be reflected within the Company’s unaudited condensed consolidated statements of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

7.	PERPETUAL CARE TRUSTS

At June 30, 2021 and December 31, 2020, the Company’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13 Fair Value of Financial Instruments. There were no Level 3 assets. The perpetual care trusts are VIEs for which the Company is the primary beneficiary.

A reconciliation of the Company’s perpetual care trust activities for the six months ended June 30, 2021 and 2020 is presented below (in thousands):

	Six months ended June 30,
	2021	2020
Balance—beginning of period	$316,746	$343,619
Contributions	4,420	3,616
Distributions	(24,966)	(27,765)
Interest and dividends	19,615	11,279
Capital gain distributions	1,077	318
Realized gains and losses, net	2,994	(831)
Other than temporary impairment	(55)	(930)
Taxes	(890)	(86)
Fees	(2,374)	(912)
Unrealized change in fair value	10,391	(23,454)
Total	326,958	304,854
Less: Assets held for sale	—	(6,633)
Balance—end of period	$326,958	$298,221

During the six months ended June 30, 2021 and 2020, purchases of available for sale securities were approximately $19.0 million and $9.3 million, respectively. During the six months ended June 30, 2021 and 2020, sales, maturities and paydowns of available for sale securities were approximately $11.1 million and $22.0 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

June 30, 2021	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$19,971	$—	$—	$19,971
Fixed maturities:
U.S. governmental securities	2	15	2	—	17
Corporate debt securities	2	365	110	—	475
Other debt securities	2	—	—	—	—
Total fixed maturities		380	112	—	492
Mutual funds—debt securities	1	1,982	43	(12)	2,013
Mutual funds—equity securities	1	9,846	3,788	(4)	13,630
Other investment funds(1)		257,247	21,205	(6,908)	271,544
Equity securities	1	13,824	5,513	(39)	19,298
Other invested assets	2	9	1	—	10
Total investments		$303,259	$30,662	$(6,963)	$326,958

(1)

Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to fifteen years with three potential one year extensions at the discretion of the funds’ general partners. As of June 30, 2021 there were $66.9 million in unfunded investment commitments to the private credit funds, which are callable at any time.

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

The contractual maturities of debt securities as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

June 30, 2021	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$16
Corporate debt securities	—	475	—	—
Other debt securities	—	—	—	—
Total fixed maturities	$—	$476	$—	$16

December 31, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$25	$6	$—	$21
Corporate debt securities	—	553	—	—
Other debt securities	405	—	—	—
Total fixed maturities	$430	$559	$—	$21

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the perpetual care trusts as of June 30, 2021 and December 31, 2020 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$1	$—	$990	$—	$991	$—
Corporate debt securities	—	—	1,959	—	1,959	—
Other debt securities	—	—	—	—	—	—
Total fixed maturities	1	—	2,949	—	2,950	—
Mutual funds—debt securities	1,084	12	2	—	1,086	12
Mutual funds—equity securities	214	1	1	3	215	4
Other investment funds	53,752	6,908	—	—	53,752	6,908
Equity securities	140	39	—	—	140	39
Total	$55,191	$6,960	$2,952	$3	$58,143	$6,963

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$990	$—	$990	$—
Corporate debt securities	—	—	1,959	44	1,959	44
Other debt securities	405	28	—	—	405	28
Total fixed maturities	405	28	2,949	44	3,354	72
Mutual funds—debt securities	600	9	—	—	600	9
Mutual funds—equity securities	288	7	—	—	288	7
Other investment funds	74,885	10,813	—	—	74,885	10,813
Equity securities	45	4	19	15	64	19
Total	$76,223	$10,861	$2,968	$59	$79,191	$10,920

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the six months ended June 30, 2021, the Company determined, based on its review, that there were 6 securities with an aggregate cost basis of approximately $84,000 and an aggregate fair value of approximately $30,000, resulting in an impairment of $54,000, with such impairment considered to be other than temporary due to credit indicators. During the six months ended June 30, 2020, the Company determined, based on its review, that there were 2 securities with an aggregate cost basis of approximately $9.4 million and an aggregate fair value of approximately $8.5 million, resulting in an impairment of $0.9 million, with such impairment considered to be other than temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value with the offset going against the liability for perpetual care trust corpus.

8.	LONG-TERM DEBT

Total debt consisted of the following at the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
8.500% Senior Secured Notes due 2029	$400,000	$—
9.875%/11.500% Senior Secured PIK Toggle Notes due June 2024	—	335,328
Insurance and vehicle financing	1,870	361
Less deferred financing costs, net of accumulated amortization	(10,452)	(14,657)
Total debt	391,418	321,032
Less current maturities	(1,859)	(317)
Total long-term debt	$389,559	$320,715

2029 Notes

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

Interest; Maturity; Issue Price

Interest on the 2029 Notes accrues at a rate of 8.5% per year, payable in cash semiannually, in arrears, on May 15 and November 15 of each year, beginning on November 15, 2021. The Notes mature on May 15, 2029. Subject to the covenants contained in the 2029 Indenture, the Company may, without the consent of the holders of the 2029 Notes, issue additional notes under the 2029 Indenture (“Additional Notes”) having the same terms in all respects as the 2029 Notes, which shall be treated with the 2029 Notes as a single class under the 2029 Indenture. The issue price of the 2029 Notes was 100%.

Redemption

The 2029 Notes are redeemable at the Company’s option, in whole or in part, on and after May 15, 2024 at the redemption prices (expressed as percentages of principal amount) set forth below, plus any accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

During each of the 12-month periods ending May 10, 2022, May 10, 2023 and May 10, 2024, respectively, the Company may redeem up to 10% of the aggregate principal amount of the 2029 Notes (including Additional Notes) originally issued under the 2029 Indenture at a redemption price equal to 103% of the principal amount of the 2029 Notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

As of June 30, 2021, the Company was in compliance with the covenants of the 2029 Indenture.

Deferred Financing Costs

In connection with the full redemption of the 2024 Notes, the Company wrote off unamortized deferred financing fees of $13.1 million and original issue discount of $8.5 million, for the three and six months ended June 30, 2021, which are included in Loss on debt extinguishment in the accompanying condensed consolidated statements of operations.

For the three months ended June 30, 2021 and 2020, the Company recognized $0.7 million and $1.0 million, respectively, of amortization of deferred financing fees on its various debt facilities. For the six months ended June 30, 2021 and 2020, the Company recognized $1.7 million and $1.8 million, respectively, of amortization of deferred financing fees on its various debt facilities.

9.	STOCKHOLDERS’ EQUITY

Capital Stock

The Company is authorized to issue two classes of capital stock: common stock, $0.01 par value per share (“Common Stock”) and preferred stock, $0.01 par value per share (“Preferred Stock”).

At June 30, 2021, 117,964,891 shares of Common Stock were issued and outstanding and no shares of Preferred Stock were issued or outstanding. At June 30, 2021, there were 82,035,109 shares of Common Stock available for issuance, including 853,333 shares available for issuance as stock-based incentive compensation under the Company’s Amended and Restated 2019 Long-Term Incentive Plan (as amended, the “Plan”), and 10,000,000 shares of Preferred Stock available for issuance.

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

Stock Options

During the three and six months ended June 30, 2021, the Company did not grant any stock options and no options were exercised, forfeited or expired.

For the three months ended June 30, 2021 and 2020, non-cash compensation expense related to stock options was $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2021 and 2020, non-cash compensation expense related to stock options was $0.4 million and $0.3 million, respectively. As of June 30, 2021, total unrecognized compensation cost related to unvested stock options was $1.2 million, which the Company expects to recognize over the remaining weighted-average period of 1.7 years.

Restricted Stock and Restricted Phantom Stock

A rollforward of restricted stock and phantom stock awards as of June 30, 2021 is as follows:

	Number of Restricted Stock and Phantom Stock Awards	Weighted Average Grant Date Fair Value ($)
Total non-vested at December 31, 2020	1,277,907	$2.17
Granted	27,029	2.22
Vested	(93,750)	3.88
Total non-vested at June 30, 2021	1,211,186	$2.04

For the three months ended June 30, 2021 and 2020, the Company recognized $0.3 million and $0.2 million, respectively, of non-cash compensation expense related to restricted stock and phantom stock awards into earnings. For the six months ended June 30, 2021 and 2020, the Company recognized $0.6 million and $0.4 million, respectively, of non-cash compensation expense related to restricted stock and phantom stock awards into earnings. As of June 30, 2021, total unamortized compensation cost related to unvested restricted stock awards was $1.8 million, which the Company expects to recognize over the remaining weighted-average period of 1.9 years.
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

Deferred revenues and related costs consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Deferred contract revenues	$852,570	$832,373
Deferred merchandise trust revenue	100,428	87,218
Deferred merchandise trust unrealized gains (losses)	60,655	29,573
Deferred revenues	$1,013,653	$949,164
Deferred selling and obtaining costs	$120,229	$116,900

For the six months ended June 30, 2021 and 2020, the Company recognized $42.9 million and $34.7 million, respectively, of the customer contract liabilities balance that existed at December 31, 2020 and 2019, respectively, as revenue.

The components of the customer contract liabilities, net in the Company’s consolidated balance sheets at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Customer contract liabilities, gross	$1,039,189	$973,444
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts	(25,536)	(24,280)
Customer contract liabilities, net	$1,013,653	$949,164

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

•

Bunim v. Miller, et al., No. 2:17-cv-519-ER, pending in the United States District Court for the Eastern District of Pennsylvania, and filed on February 6, 2017. The plaintiff in this case brought, derivatively on behalf of the Partnership, claims that the officers and directors of StoneMor GP LLC, a Delaware limited liability company and general partner of the Partnership (“StoneMor GP”), aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in the Partnership’s public filings, by allegedly failing to clearly disclose the use of proceeds from debt and equity offerings, and by allegedly approving unsustainable distributions. The plaintiff also claims that these actions and misrepresentations give rise to causes of action for gross mismanagement, unjust enrichment, and (in connection with a purportedly misleading proxy statement filed in 2014) violations of Section 14(a) of the Exchange Act. The derivative plaintiff seeks an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as general compliance and governance changes. This case has been stayed, by the agreement of the parties, provided that either party may terminate the stay on 30 days’ notice.

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

•

Titterton v. StoneMor Inc., C.A. No.: 2021-0259-PAF, pending in the Court of Chancery of the State of Delaware and filed on March 25, 2021. The plaintiff in this case brought an action seeking expedited relief under Section 220 of the Delaware General Corporation Law. The plaintiff had previously made a demand for inspection of certain books and records of the Company allegedly related to potential corporate misconduct. The Company responded to the request by rejecting plaintiff’s demand as deficient under Delaware law for failure to state a proper purpose and being overbroad, but nonetheless provided certain of the requested materials.  After the plaintiff made a further demand for inspection in March 2021, the Company again rejected the demand as deficient under Delaware law for failure to state a proper purpose and being overbroad. The plaintiff then brought this action seeking an order to compel additional books and records and reimbursement of attorney’s fees. On April 19, 2021, the Company filed its answer to the complaint. Trial was held on July 21, 2021, after which the Court issued an order permitting the requested inspection, in part, but denied the plaintiff’s request for attorneys’ fees.  The Company is preparing its production of the requested materials.

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

Moon Landscaping, Inc.

On April 2, 2020, the Company entered into two multi-year Master Services Agreements (the “MSAs”) with Moon Landscaping, Inc. and its affiliate, Rickert Landscaping, Inc. (collectively “Moon”). Under the terms of the MSAs, Moon provides all grounds and maintenance services at most of the funeral homes, cemeteries and other properties the Company owns or manages. The contractual annual amounts due to Moon as of June 30, 2021 by year and in total were as follows (in thousands):

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

The Company also has the right under the MSAs to take back the responsibility for grounds and maintenance services at the locations outsourced to Moon. Due to certain liquidity constraints and performance issues experienced by Moon, the Company has exercised this right with respect to 81 locations effective July 1, 2021, 22 locations effective August 1, 2021 and an additional 111 locations effective August 9, 2021, representing in the aggregate approximately 61% of the locations the Company had originally outsourced to Moon. The Company is continuing to evaluate Moon’s performance under the MSAs.

In connection with these changes, the Company is now using its own equipment to service these locations and rehired the employees Moon had hired from the Company upon execution of the MSAs. These employees will continue to provide certain grounds services for the Company at these locations using the equipment previously leased to Moon. The Company is outsourcing substantially all of the landscaping and other maintenance services previously provided by Moon at these locations to other vendors who had previously been subcontractors to Moon. The Company does not anticipate that these changes will have any material impact on the cost of providing the services compared to the amounts paid to Moon under the MSAs.

From time to time, on the behalf of Moon, the Company incurred a higher level of expenses relating to services covered by the MSAs, including location materials and supplies, uniforms, repair of marker damage, customer refunds and payments to third party landscapers and repair shops. These additional payments, which were in addition to the payments specified in the MSAs, were recorded as cemetery operating expenses in the relevant periods and as of June 30, 2021 aggregated $5.2 million. The Company has the ability to seek reimbursement from Moon for these additional payments as outlined in the MSAs.

On August 12, 2021, Moon and certain of its affiliates filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). As a result of this filing, the Company will not be able to exercise its right to take back additional properties or otherwise modify the terms of or seek to enforce its MSAs with Moon, including finalizing arrangements to seek the reimbursement of additional payments, absent Moon’s consent and/or approval of the Bankruptcy Court. Management believes the impact on the Company of Moon's bankruptcy filing has been partially mitigated because the Company has taken back the responsibilities under the MSAs for the locations noted above. However, given the uncertainty associated with the bankruptcy proceedings and the locations for which Moon will continue to be responsible under the MSAs, it is possible that the Company may experience disruptions in operations at those locations, particularly if it becomes necessary for the Company to assume the responsibility for servicing those locations in the near future on relatively short notice. In addition, the Company expects that it will incur additional expenses relating to services covered by the MSAs. If Moon is unable to obtain appropriate financing and have a plan of reorganization confirmed by the Bankruptcy Court, the Company would likely not be able to obtain reimbursement of any of the additional payments it has made or may hereafter make on Moon’s behalf under the MSAs.

It is expected that disruptions, if any, will not have a material adverse effect on the Company’s overall business given the number of locations for which it is responsible and the Company’s previous relationships, which were established before the transfer of responsibilities to Moon. The Company is closely monitoring the overall situation.

Archdiocese of Philadelphia

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

The Company has the following balances recorded on its consolidated balance sheets related to leases:

	June 30, 2021	December 31, 2020
Assets:
Operating	$7,230	$5,171
Finance	3,609	4,296
Total ROU assets(1)	$10,839	$9,467
Liabilities:
Current
Operating	$1,161	$1,182
Finance	1,325	1,416
Long-term
Operating	5,538	3,441
Finance	1,945	2,592
Total lease liabilities(2)	$9,969	$8,631
(1)	The Company’s ROU operating assets and finance assets are presented within Other assets and Property and equipment, net of accumulated depreciation, respectively, in its consolidated balance sheets.
(2)	The Company’s current lease liabilities and long-term are presented within Accounts payable and accrued liabilities and Other long-term liabilities, respectively, in its consolidated balance sheets.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The weighted average borrowing rates for operating and finance leases were 10.0% and 8.7%, respectively, as of June 30, 2021.

The components of lease expense were as follows:

		Six months ended June 30,
		2021	2020
Lease cost	Classification
Operating lease costs(1)	General and administrative expense	$1,009	$1,597
Finance lease costs
Amortization of leased assets	Depreciation and Amortization	606	606
Interest on lease liabilities	Interest expense	166	225
Short-term lease costs(2)	General and administrative expense	—	—
Net lease costs		$1,781	$2,428
(1)	The Company includes its variable lease costs under operating lease costs as these variable lease costs are immaterial.
(2)	The Company does not have any short-term leases with lease terms greater than one month.

Maturities of the Company’s lease labilities as of June 30, 2021 were as follows:

Year ending December 31,	Operating	Finance
2021	$1,070	$920
2022	1,606	1,889
2023	1,438	649
2024	1,213	100
2025	1,102	50
Thereafter	2,578	18
Total	$9,007	$3,626
Less: Interest	(2,308)	(357)
Present value of lease liabilities	$6,699	$3,269

Maturities of the Company’s lease labilities as of December 31, 2020 were as follows:

Year ending December 31,	Operating	Finance
2020	$1,615	$1,791
2021	1,186	1,939
2022	881	643
2023	702	107
2024	595	33
Thereafter	1,092	—
Total	$6,071	$4,513
Less: Interest	(1,448)	(505)
Present value of lease liabilities	$4,623	$4,008

Operating and finance lease payments include $1.3 million related to options to extend lease terms that are reasonably certain of being exercised and $1.7 million related to residual value guarantees. The weighted average remaining lease term for operating and finance leases was 6.0 years and 1.6 years, respectively, as of June 30, 2021.

As of June 30, 2021, the Company had no additional operating leases that had not yet commenced, and did not have any lease transactions with its related parties. In addition, as of June 30, 2021, the Company had not entered into any new sale-leaseback arrangements.

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

Recurring Fair Value Measurement

At June 30, 2021 and December 31, 2020, the two financial instruments measured by the Company at fair value on a recurring basis were its merchandise and perpetual care trusts, which consist of investments in debt and equity marketable securities and cash equivalents that are carried at fair value and are classified as either Level 1 or Level 2 (see Note 6 Merchandise Trusts and Note 7 Perpetual Care Trusts).

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

Other Financial Instruments

The Company’s other financial instruments at June 30, 2021 consisted of its 2029 Notes and at December 31, 2020 consisted of its 2024 Notes (see Note 8 Long-Term Debt). At June 30, 2021 the carrying value of the 2029 Notes approximated their fair value due to the timing of the issuance of the 2029 Notes on May 11, 2021. At December 31, 2020, the estimated fair value of the Company’s 2024 Notes was $350.2 million, based on trades made on that date, compared with the carrying amount of $344.8 million.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$72,128	$56,863	$139,108	$111,660
Operating costs and expenses	(55,951)	(47,834)	(109,696)	(95,762)
Depreciation and amortization	(1,505)	(1,606)	(3,081)	(3,259)
Segment operating profit	$14,672	$7,423	$26,331	$12,639
Funeral Home Operations:
Revenues	$10,853	$9,738	$22,186	$20,043
Operating costs and expenses	(9,194)	(8,279)	(18,535)	(16,769)
Depreciation and amortization	(423)	(461)	(854)	(906)
Segment operating profit	$1,236	$998	$2,797	$2,368
Reconciliation of segment operating profit to net loss from continuing operations:
Cemetery Operations	$14,672	$7,423	$26,331	$12,639
Funeral Home Operations	1,236	998	2,797	2,368
Total segment profit	15,908	8,421	29,128	15,007
Corporate overhead	(9,534)	(8,756)	(19,075)	(17,257)
Corporate depreciation and amortization	(99)	(226)	(194)	(442)
Loss on sale of business and other impairments	(2,220)	—	(2,220)	—
Other gains	69	—	69	—
Interest expense	(9,977)	(11,729)	(20,450)	(23,082)
Loss on debt extinguishment	(40,128)	—	(40,128)	—
Income tax benefit	9,736	3,492	11,412	2,204
Net loss from continuing operations	$(36,245)	$(8,798)	$(41,458)	$(23,570)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$1,345	$1,357	$3,058	$2,545
Funeral Home Operations	35	7	96	17
Corporate	207	354	207	1,229
Total capital expenditures	$1,587	$1,718	$3,361	$3,791

	June 30, 2021	December 31, 2020
BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,472,646	$1,445,217
Funeral Home Operations	127,126	130,687
Corporate	112,416	59,059
Total assets	$1,712,188	$1,634,963
Assets held for sale:
Cemetery Operations	$—	$23,500
Funeral Home Operations	—	5,075
Total assets held for sale	$—	$28,575

15.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the unaudited condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Company’s unaudited condensed consolidated statements of cash flows (in thousands):

	Six months ended June 30,
	2021	2020
Accounts Receivable
Pre-need/at-need contract originations (sales on credit)	$(68,390)	$(56,337)
Cash receipts from sales on credit (post-origination)	56,868	48,103
Changes in accounts receivable, net of allowance	$(11,522)	$(8,234)
Customer Contract Liabilities
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$90,108	$74,613
Withdrawals of realized income from merchandise trusts during the period	8,018	5,163
Pre-need/at-need contract originations (sales on credit)	68,390	56,337
Undistributed merchandise trust investment earnings, net	11,406	(999)
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(5,088)	(3,456)
Recognized maturities of customer contracts collected as of end of period	(110,984)	(97,751)
Recognized maturities of customer contracts uncollected as of end of period	(16,198)	(14,244)
Changes in customer contract liabilities	$45,652	$19,663

16.RELATED PARTIES

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

Under the Agreement, Axar is entitled to a quarterly fee equal to 0.0125% of the value of the Investment Assets through December 31, 2021 and, thereafter, a quarterly fee equal to 0.025% of the value of the Investment Assets. In each case, the value of the Investment Assets will be determined by the Trustee. During the three and six months ended June 30, 2021, the Company incurred fees of $103,000 and $172,000, respectively, due to Axar.

The initial term of the Agreement is through December 31, 2021 and it automatically renews for an unlimited number of one-year terms thereafter, provided that either party may terminate the Agreement on 90 days’ prior written notice. The Agreement also includes customary confidentiality and indemnification provisions.

On April 13, 2021, the Company reimbursed American Infrastructure Funds LLC (“AIM”), an entity controlled by Robert B. Hellman, Jr., a former Chairman and member of the Company's Board of Directors, $0.6 million for certain expenses incurred by AIM in responding to a document production request from the SEC in connection with an SEC investigation of the Company and StoneMor GP that was settled in December 2019.

The Company is a party to a Nomination and Director Voting Agreement dated as of September 17, 2018 (as amended on February 4, 2019, June 27, 2019, November 3, 2020 and November 20, 2020, the “DVA”) with Axar, certain funds and managed accounts for which it serves as investment manager and its general partner, Axar GP, LLC (collectively, the “Axar Entities”), StoneMor GP Holdings LLC, a Delaware limited liability company and formerly the sole member of StoneMor GP (“GP Holdings”), and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC (“ACII” and, collectively with GP Holdings, the “ACII Entities”). Under the DVA, and subject to certain conditions and exceptions, the Axar Entities and their affiliates are prohibited from acquiring additional shares of the Company’s Common Stock. On April 13, 2021, the Axar Entities, the ACII Entities and the Company entered into a letter agreement (the “Waiver”) pursuant to which the Axar Entities were permitted to acquire some or all of the shares of the Company’s Common Stock held by ACII and its affiliates in a single privately negotiated transaction and not in the open market. The terms of the Waiver were approved by the Conflicts Committee of the Company’s Board of Directors. The waiver was subject to the following conditions:

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

BUSINESS OVERVIEW

We are one of the leading providers of funeral and cemetery products and services in the death care industry in the United States (“U.S.”). As of June 30, 2021, we operated 301 cemeteries in 24 states and Puerto Rico, of which 271 were owned and 30 were operated under leases, operating agreements or management agreements. We also owned, operated or managed 70 funeral homes in 15 states and Puerto Rico.

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

Like most businesses world-wide, the COVID-19 Pandemic has impacted us financially. At the start of the COVID-19 Pandemic in early 2020, we saw our pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. However, since May 2020, we experienced at-need sales growth and, since late 2020, it has experienced pre-need sales growth. We believe the implementation of our virtual meeting tools is one of several key steps to mitigate this disruption. Throughout the COVID-19 Pandemic, our cemeteries and funeral homes have largely remained open and available to serve our families in all the locations in which we operate to the extent permitted by local authorities, with the exception of Puerto Rico, and we expect that this will continue. The Company has leveraged the relationships it has made with the families it has served during its response to the COVID-19 Pandemic, which has directly resulted in new sales leads and increased pre-need sales activity. In addition, as community restrictions have eased and the COVID-19 vaccine became more available, the Company has experienced record growth in its pre-need cemetery sales. However, we had experienced limited location closures due to COVID-19 cases, required quarantines and cleanings. During the year ended December 31, 2020, we incurred costs of approximately $1.0 million related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic.

We expect the COVID-19 Pandemic could have an adverse effect on our future results of operations and cash flows depending on COVID-19 variants and increased case counts. However we cannot presently predict the likely scope and severity of that impact. We may incur additional costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. In the event there are confirmed diagnoses of COVID-19 within a significant number of our facilities, we may incur additional costs related to the closing and subsequent cleaning of these facilities and the ability to adequately staff the impacted sites. In addition, our pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic.

•

Moon. In April 2020, we had outsourced all of the grounds and maintenance services at most of the funeral homes and cemeteries we own or manage to Moon. We also have the right under the MSAs to take back the responsibility for grounds and maintenance services at the locations outsourced to Moon. Due to certain liquidity constraints and performance issues experienced by Moon, we have exercised this right with respect to 81 locations effective July 1, 2021, 22 locations effective August 1, 2021 and an additional 111 locations effective August 9, 2021, representing in the aggregate approximately 61% of the locations we had originally outsourced to Moon. We are continuing to evaluate Moon’s performance under the MSAs.

In connection with these changes, we are now using our own equipment to service these locations and rehired the employees Moon had hired from us upon execution of the MSAs. These employees will continue to provide certain grounds services for us at these locations using the equipment previously leased to Moon. We are outsourcing substantially all of the landscaping and other maintenance services previously provided by Moon at these locations to other vendors who had previously been subcontractors to Moon. We do not anticipate that these changes will have any material impact on the cost of providing the services compared to the amounts due to Moon under the MSAs.

From time to time, on the behalf of Moon, we incurred a higher level of expenses relating to services covered by the MSAs, including location materials and supplies, uniforms, repair of marker damage, customer refunds and payments to third party landscapers and repair shops. These additional payments, which were in addition to the payments specified in the MSAs, were recorded as cemetery operating expenses in the relevant periods and as of June 30, 2021 aggregated $5.2 million. We have the ability to seek reimbursement from Moon for these additional payments as outlined in the MSAs.

On August 12, 2021, Moon and certain of its affiliates filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). As a result of this filing, we will not be able to exercise our right to take back additional properties or otherwise modify the terms of or seek to enforce its MSAs with Moon, including finalizing arrangements to seek the reimbursement of additional payments, absent Moon’s consent and/or approval of the Bankruptcy Court. Management believes the impact on the Company of Moon’s bankruptcy filing has been partially mitigated because we have taken back the responsibilities under the MSAs for the locations noted above. However, given the uncertainty associated with the bankruptcy proceedings and the locations for which Moon will continue to be responsible under the MSAs, it is possible that we may experience disruptions in operations at those locations, particularly if it becomes necessary for us to assume the responsibility for servicing those locations in the near future on relatively short notice. In addition, we expect that we will incur additional expenses relating to services covered by the MSAs. If Moon is unable to obtain appropriate financing and have a plan of reorganization confirmed by the Bankruptcy Court, we would likely not be able to obtain reimbursement of any of the additional payments we have made or may hereafter make on Moon’s behalf under the MSAs. We expect that disruptions, if any, will not have a material adverse effect on our overall business given the number of locations for which we are responsible and our previous relationships, which were established before the transfer of responsibilities to Moon. We are closely monitoring the overall situation.

•	Divestitures. On May 24, 2021, we completed the Missouri Sale for a total cash purchase price of $720,000, resulting in a loss on sale of $1.7 million for the three and six months ended June 30, 2021.

On April 2, 2021, we completed the Clearstone Sale for a net cash purchase price of $6.2 million, subject to certain adjustments. We redeemed an additional $6.7 million of principal amount of the 2024 Notes in accordance with the terms of the 2024 Indenture. The Clearstone Agreement to sell the Clearstone Assets, together with the other divestitures completed in 2020, represented a strategic exit from the West Coast. Therefore, the results of operations of the Clearstone Assets, and of the businesses sold in 2020 for the period before their respective sales, have been presented as discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2021 and the three and six months ended June 30, 2020. Additionally, all of the assets and liabilities associated with the Clearstone Assets have been classified as held for sale on the accompanying consolidated balance sheets at December 31, 2020.

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

Cemetery Operations

Overview

We are currently the one of the largest owners and operators of cemeteries in the U.S. As of June 30, 2021, we operated 301 cemeteries in 24 states and Puerto Rico. We owned 271 of these cemeteries, and we managed or operated the remaining 30 under leases, operating agreements or management agreements. Revenues from our Cemetery Operations segment accounted for approximately 87% and 86% of our total revenues for the three and six months ended June 30, 2021, respectively.

Operating Results

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following tables present operating results for our Cemetery Operations segment for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
			Variance
	2021	2020	$	%
Interments	$22,906	$16,467	$6,439	39%
Merchandise	17,787	14,591	3,196	22%
Services	17,698	16,551	1,147	7%
Interest income	2,261	1,612	649	40%
Investment and other	11,476	7,642	3,834	50%
Total revenues	72,128	56,863	15,265	27%
Cost of goods sold	12,435	9,269	3,166	34%
Cemetery expense	18,090	17,229	861	5%
Selling expense	14,776	12,206	2,570	21%
General and administrative expense	10,650	9,130	1,520	17%
Depreciation and amortization	1,505	1,606	(101)	(6%)
Total costs and expenses	57,456	49,440	8,016	16%
Segment operating profit	$14,672	$7,423	$7,249	98%

Cemetery interments revenues were $22.9 million for the three months ended June 30, 2021, an increase of $6.4 million and 39% from $16.5 million for the three months ended June 30, 2020. The increase resulted primarily from an increase in pre-need revenues of $6.3 million due to improved productivity of the salesforce. At-need revenues declined $0.2 million or 4% versus the prior year. Additionally, there was an increase of $0.3 million associated with reduced cancellations and promotional discounts.

Cemetery merchandise revenues were $17.8 million for the three months ended June 30, 2021, an increase of $3.2 million and 22% from $14.6 million for the three months ended June 30, 2020. The increase resulted primarily from a $2.2 million increase in at-need revenues and a $0.6 million increase in pre-need turned at-need revenues. These increases were primarily associated with delivery of markers and bases, including those deliveries previously delayed due to the COVID-19 Pandemic.  Additionally, there was an increase of $0.4 million associated with reduced cancellations and promotional discounts.

Cemetery service revenues were $17.7 million for the three months ended June 30, 2021, an increase of $1.1 million and 7% from $16.6 million for the three months ended June 30, 2020. The increase resulted from a $0.8 million increase in pre-need turned at-need revenues and a $0.1 million increase in at-need revenues. These increases were primarily associated with the installation of markers, including those previously delayed due to the COVID-19 Pandemic. Additionally, there was an increase of $0.2 million associated with reduced cancellations and promotional discounts.

Investment and other income was $11.5 million for the three months ended June 30, 2021, an increase of $3.8 million and 50% from $7.6 million for the three months ended June 30, 2020. The increase was driven primarily by a $2.4 million increase in income associated with the perpetual care trust, a $1.7 million increase in RIA fees earned and $0.2 million in other miscellaneous revenue, partially offset by a $1.0 million in merchandise trust income. Additionally, during the second quarter of 2021, there was a $0.5 million sale of excess cemetery land that contributed to this increase.

Cost of goods sold was $12.4 million for the three months ended June 30, 2021, an increase of $3.2 million and 34% from $9.3 million for the three months ended June 30, 2020. As a percentage of cemetery revenue, cost of goods sold increased to 17.2% from 16.3% due to the increased revenue recognized on markers, which carry a higher cost to revenue ratio.

Cemetery expenses were $18.1 million for the three months ended June 30, 2021, an increase of $0.9 million and 5% from $17.2 million for the three months ended June 30, 2020. The increase was due to ancillary costs associated with the transition of cemetery maintenance to Moon, coupled with a $0.4 million increase in repairs and maintenance expense.

Selling expenses were $14.8 million for the three months ended June 30, 2021, an increase of $2.6 million and 21% from $12.2 million for the three months ended June 30, 2020. As a percentage of cemetery revenue, selling expenses decreased to 20.5% from 21.5%, notwithstanding a $0.5 million increase in marketing and advertising expense.

General and administrative expenses were $10.7 million for the three months ended June 30, 2021, an increase of $1.5 million and 17% from $9.1 million for the three months ended June 30, 2020. The increase was primarily the result of a $0.7 million increase in insurance expense and a $0.3 million increase in payroll costs associated with enhanced bonus program for general managers and regional administration that has resulted in improved operating margin and $0.5 million in miscellaneous expenditures.

Depreciation and amortization expenses were $1.5 million for the three months ended June 30, 2021, a decrease of $0.1 million and 6% from $1.6 million for the three months ended June 30, 2020. The decrease was due to routine depreciation and amortization of the associated asset base.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following tables present operating results for our Cemetery Operations segment for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
			Variance
	2021	2020	$	%
Interments	$43,425	$31,226	$12,199	39%
Merchandise	34,069	28,969	5,100	18%
Services	34,979	31,578	3,401	11%
Interest income	4,476	3,652	824	23%
Investment and other	22,159	16,235	5,924	36%
Total revenues	139,108	111,660	27,448	25%
Cost of goods sold	23,619	18,683	4,936	26%
Cemetery expense	36,251	34,177	2,074	6%
Selling expense	28,983	24,257	4,726	19%
General and administrative expense	20,843	18,645	2,198	12%
Depreciation and amortization	3,081	3,259	(178)	(5%)
Total costs and expenses	112,777	99,021	13,756	14%
Segment operating profit	$26,331	$12,639	$13,692	108%

Cemetery interments revenues were $43.4 million for the six months ended June 30, 2021, an increase of $12.2 million and 39% from $31.2 million for the six months ended June 30, 2020. The increase resulted from an increase in pre-need revenues of $11.2 million due to improved productivity of the salesforce and an increase in at-need revenues of $1.1 million primarily related to the COVID-19 Pandemic for which there were no such revenues in the prior year, offset by an increase in cancellations and promotional discounts of $0.1 million.

Cemetery merchandise revenues were $34.1 million for the six months ended June 30, 2021, an increase of $5.1 million and 18% from $29.0 million for the six months ended June 30, 2020. The increase resulted from an increase of $4.1 million in at-need revenues and an increase in pre-need turning at-need revenues of $0.9 million, both of which were positively impacted by increased burial rates associated with the COVID-19 Pandemic. Additionally, there was a decrease in cancellations and promotional discounts of $0.1 million.

Cemetery service revenues were $35.0 million for the six months ended June 30, 2021, an increase of $3.4 million and 11% from $31.6 million for the six months ended June 30, 2020. The increase resulted from an increase of $1.8 million in at-need revenues and an increase in pre-need turning at-need revenues of $1.4 million, both of which were positively impacted by the increased burial rates associated with the COVID-19 Pandemic. Additionally, there was a decrease in cancellations and promotional discounts of $0.2 million.

Investment and other income was $22.2 million for the six months ended June 30, 2021, an increase of $5.9 million and 36% from $16.2 million for the six months ended June 30, 2020. The increase was driven primarily by a $4.1 million increase in income associated with the perpetual care trust, a $1.2 million increase in RIA fees earned and $0.7 million in other miscellaneous revenue, partially offset by a $0.6 million decrease in merchandise trust income. Additionally, during the second quarter of 2021, there was a $0.5 million sale of excess cemetery land that contributed to this increase.

Cost of goods sold was $23.6 million for the six months ended June 30, 2021, an increase of $4.9 million and 26% from $18.7 million for the six months ended June 30, 2020. As a percentage of cemetery revenue, cost of goods sold increased to 17.0% from 16.7%.

Cemetery expenses were $36.3 million for the six months ended June 30, 2021, an increase of $2.1 million and 6% from $34.2 million for the six months ended June 30, 2020. The increase was due to ancillary costs associated with the transition of cemetery maintenance to Moon, coupled with a $0.6 million increase in repairs and maintenance expense and $0.2 million increase in real estate taxes.

Selling expenses were $29.0 million for the six months ended June 30, 2021, an increase of $4.7 million and 19% from $24.3 million for the six months ended June 30, 2020. As a percentage of cemetery revenue, selling expenses decreased to 20.8% from 21.7%, notwithstanding a $0.7 million increase in marketing and advertising expense.

General and administrative expenses were $20.8 million for the six months ended June 30, 2021, an increase of $2.2 million and 12% from $18.6 million for the six months ended June 30, 2020. The increase was primarily the result of a $1.2 million increase in insurance expense and a $0.5 million increase in payroll costs associated with enhanced bonus program for general managers and regional administration that has resulted in improved operating margins and $0.5 million in miscellaneous expenditures.

Depreciation and amortization expenses were $3.1 million for the six months ended June 30, 2021, a decrease of $0.2 million and 5% from $3.3 million for the six months ended June 30, 2020. The decrease was due to routine depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

As of June 30, 2021, we owned, operated or managed 70 funeral homes. These properties were located in 15 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 13% and 14% of our total revenues for the three and six months ended June 30, 2021, respectively.

Operating Results

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following tables present operating results for our Funeral Home Operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
			Variance
	2021	2020	$	%
Merchandise	$5,449	$4,825	$624	13%
Services	5,404	4,913	491	10%
Total revenues	10,853	9,738	1,115	11%
Merchandise	1,478	1,364	114	8%
Services	4,477	4,425	52	1%
Depreciation and amortization	423	461	(38)	(8%)
Other	3,239	2,490	749	30%
Total expenses	9,617	8,740	877	10%
Segment operating profit	$1,236	$998	$238	24%

Funeral home merchandise revenues were $5.4 million for the three months ended June 30, 2021, an increase of $0.6 million and 13% from $4.8 million for the three months ended June 30, 2020. The increase resulted from a $0.6 million increase in at-need revenues partially offset by a $0.2 million decrease in pre-need turned at-need revenue.  Additionally, there was a decrease in cancellations of $0.2 million.

Funeral home services revenues were $5.4 million for the three months ended June 30, 2021, an increase of $0.5 million and 10% from $4.9 million for the three months ended June 30, 2020. The increase was associated primarily with a $0.6 million increase in income recognized on merchandise trust, a $0.3 million increase in other revenues and a $0.3 million increase in cancellations, offset by a $0.4 million decrease in pre-need turned at-need revenues and a $0.3 million decrease in at-need revenues.

Funeral home total expenses were $9.6 million for the three months ended June 30, 2021, an increase of $0.9 million and 10% from $8.7 million for the three months ended June 30, 2020. Funeral home merchandise costs increased $0.1 million or 8%. Funeral home services costs increased $0.1 million or 1%. Other funeral home expenses increased $0.7 million, primarily driven by increases in costs associated with insurance and repairs and maintenance.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following tables present operating results for our Funeral Home Operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
			Variance
	2021	2020	$	%
Merchandise	$11,422	$10,211	$1,211	12%
Services	10,764	9,832	932	9%
Total revenues	22,186	20,043	2,143	11%
Merchandise	3,139	2,700	439	16%
Services	9,138	8,819	319	4%
Depreciation and amortization	854	906	(52)	(6%)
Other	6,258	5,250	1,008	19%
Total expenses	19,389	17,675	1,714	10%
Segment operating profit	$2,797	$2,368	$429	18%

Funeral home merchandise revenues were $11.4 million for the six months ended June 30, 2021, an increase of $1.2 million and 12% from $10.2 million for the six months ended June 30, 2020. The increase resulted from a $0.9 million increase in at-need revenues and a $0.2 million increase in pre-need turned at-need revenue. Additionally, there was a decrease in cancellations of $0.1 million.

Funeral home services revenues were $10.8 million for the six months ended June 30, 2021, an increase of $0.9 million and 9% from $9.8 million for the six months ended June 30, 2020. The increase was associated primarily with a $0.6 million increase in income recognized on merchandise trust, a $0.6 million increase in other revenues and a $0.2 million increase in cancellations, offset by a $0.4 million decrease in pre-need turned at-need revenues and a $0.1 million decrease in at-need revenues.

Funeral home expenses were $19.4 million for the six months ended June 30, 2021, an increase of $1.7 million and 11% from $17.7 million for the six months ended June 30, 2020. Funeral home merchandise costs increased $0.4 million or 16%. Funeral home services costs increased $0.3 million or 4%. Other funeral home expenses increased $1.0 million, primarily driven by increases in costs associated with insurance and repairs and maintenance.

Corporate

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Corporate Overhead

Corporate overhead expense was $9.5 million for the three months ended June 30, 2021, an increase of $0.8 million and 9% from $8.8 million for the three months ended June 30, 2020. The increase was primarily related to a $0.4 million increase in corporate payroll, which included bonus accruals, a $0.3 million increase in corporate insurance, a $0.3 million increase in IT related expenses, a $0.2 million increase in stock compensation expense and a $0.2 million increase in miscellaneous expenditures. These increases were offset by a $0.6 million decrease in professional fees.

Loss on Sale of Business and Other Impairments

For the three months ended June 30, 2021, we recorded a loss of $2.2 million which consisted of a loss of $1.7 million in connection with the Missouri Sale in May 2021 and an impairment of $0.5 million related to property and equipment held for sale. For the three months ended June 30, 2020, there were no such transactions.

Interest Expense

Interest expense was $10.0 million for the three months ended June 30, 2021, a decrease of $1.8 million and 15% from $11.7 million for the three months ended June 30, 2020. The change was primarily due to a decrease of $1.4 million related to a lower interest rate on the 2029 Notes.

Loss on Debt Extinguishment

For the three months ended June 30, 2021, we recorded a loss of $40.1 million related to the full redemption of the 2024 Notes, which was comprised of an early redemption fee of $18.5 million and the write-off of deferred financing fees and original issue discount of $21.6 million. For the three months ended June 30, 2020, there was no loss on debt extinguishment.

Income Tax Benefit

Income tax benefit was $9.7 million for the three months ended June 30, 2021, compared to $3.5 million for the three months ended June 30, 2020. The income tax benefit for the three months ended June 30, 2021 was primarily due to the loss from continuing operations. The income tax benefit for the three months ended June 30, 2020 was primarily related to changes in projected state deferred tax savings related to consolidated state filings.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Corporate Overhead

Corporate overhead expense was $19.1 million for the six months ended June 30, 2021, an increase of $1.8 million and 11% from $17.3 million for the six months ended June 30, 2020. The increase was primarily related to a $0.9 million increase in corporate payroll, which included bonus accruals, a $0.6 million increase in corporate insurance, a $0.3 million increase in stock compensation expense and a $0.4 million increase in miscellaneous expenditures. These increases were offset by a $0.4 million decrease in professional fees.

Loss on Sale of Business and Other Impairments

For the six months ended June 30, 2021, we recorded a loss of $2.2 million which consisted of a loss of $1.7 million in connection with the Missouri Sale in May 2021 and an impairment of $0.5 million related to property and equipment held for sale. For the six months ended June 30, 2020, there were no such transactions.

Interest Expense

Interest expense was $20.5 million for the six months ended June 30, 2021, a decrease of $2.6 million and 11% from $23.1 million for the six months ended June 30, 2020. The change was due to a lower principal of and interest on the 2024 Notes, and a lower interest rate on the 2029 Notes.

Loss on Debt Extinguishment

For the six months ended June 30, 2021, we recorded a loss of $40.1 million related to the full redemption of the 2024 Notes, which was comprised of an early redemption fee of $18.5 million and the write-off of deferred financing fees and original issue discount of $21.6 million. For the six months ended June 30, 2020 there was no loss on debt extinguishment.

Income Tax Benefit

Income tax benefit was $11.4 million for the six months ended June 30, 2021, compared to $2.2 million for the six months ended June 30, 2020. The income tax benefit for the six months ended June 30, 2021 was primarily due to the loss from continuing operations. The income tax benefit for the six months ended June 30, 2020 was primarily related to changes in projected state deferred tax savings related to consolidated state filings.

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

While we rely heavily on our available cash and cash flows from operating activities to execute our operational strategy and meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or be available to us to the extent required and on acceptable terms. Based on our forecasted operating performance and the issuance of the 2029 Notes and the redemption of the 2024 Notes, we believe that we will be able to continue as a going concern for the next twelve-month period.

Cash Flows

The following table summarizes our unaudited condensed consolidated statements of cash flows by class of activities in thousands:

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(1,567)	$1,201
Net cash provided by investing activities	3,217	44,545
Net cash provided by (used in) financing activities	45,233	(38,953)

Significant Sources and Uses of Cash During the Six Months Ended June 30, 2021 and 2020

Operating Activities

Net cash used in operating activities was $1.6 million for the six months ended June 30, 2021 compared to net cash provided by operating activities of $1.2 million during the six months ended June 30, 2020. The $2.8 million change in operating cash flows was primarily due to the change in working capital items which resulted in a net decrease in operating cash inflows of $20.9 million, which was offset in part by an $18.1 million increase which resulted from a reduction in the net loss excluding non-cash items due to improved operating performance and expense management efforts.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2021 was $3.2 million as compared to $44.5 million for the six months ended June 30, 2020. The cash provided by investing activities for the six months ended June 30, 2021 was attributable to proceeds from divestitures of $6.6 million, partially offset by capital expenditures for purchases and maintenance of property, plant and equipment of $3.4 million. Net cash provided by investing activities during the six months ended June 30, 2020 consisted of proceeds from divestitures of $48.3 million, offset in part by cash used for capital expenditures for purchases and maintenance of property, plant and equipment of $3.8 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $45.2 million as compared to $39.0 million of net cash used in financing activities for the six months ended June 30, 2020. The cash provided by financing activities for the six months ended June 30, 2021 was primarily due to proceeds from the issuance of the 2029 Notes offset partially by the full redemption of the 2024 Notes and the related early redemption fee and costs of financing. Net cash used in financing activities during the six months ended June 30, 2020 was primarily due to the redemption of $51.7 million of the 2024 Notes, using proceeds from the Oakmont Sale, the Olivet Sale and other immaterial dispositions, offset in part by $17.0 million of proceeds from the issuance of equity.

The following table summarizes maintenance and expansion capital expenditures for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Maintenance capital expenditures	$755	$401	$1,042	$1,677
Expansion capital expenditures	832	1,317	2,319	2,114
Total capital expenditures	$1,587	$1,718	$3,361	$3,791

Long-Term Debt

On May 11, 2021, we issued $400.0 million aggregate principal amount of 8.500% Senior Secured Notes due 2029 and used a substantial portion of the proceeds to fund the redemption of all of our outstanding 2024 Notes. For further details on our 2029 Notes, see Note 8 Long-Term Debt of Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report.

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

For the six months ended June 30, 2021 and 2020, we had $99.5 million and $94.0 million, respectively, of cash receipts from sales attributable to related bond contracts. These amounts do not consider reductions associated with taxes, obtaining costs or other costs.

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

INTEREST-BEARING INVESTMENTS

The interest-bearing investments in our merchandise trusts and perpetual care trusts that are subject to interest rate sensitivity consist of fixed-income securities, money market investments and other short-term investments. As of June 30, 2021, the accumulated fair value of the interest-bearing investments in our merchandise trusts and perpetual care trusts was $64.9 million and $20.5 million, respectively, or 11.9% and 6.3% of the fair value of our total trust assets, respectively.

MARKETABLE EQUITY SECURITIES

The marketable equity securities in our merchandise trusts and perpetual care trusts that are subject to market price sensitivity consist of individual equity securities as well as closed and open-ended mutual funds. As of June 30, 2021, the accumulated fair value of the marketable equity securities in our merchandise trusts and perpetual care trusts was $34.2 million and $19.3 million, respectively, or 6.3% and 5.9% of the fair value of our total trust assets, respectively.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to fifteen years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of June 30, 2021, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 71.2% and 83.1%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $387.6 million and $271.5 million in our merchandise trusts and perpetual care trusts, respectively, as of June 30, 2021, based on net asset value quotes.

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

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2021. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the on-going remediation associated with the material weaknesses in internal control over financial reporting described below.

Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that the material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of June 30, 2021. Management, with oversight from our Audit Committee, has identified and planned actions that we believe will remediate these material weaknesses. Management has developed multiple workstreams which correlate to these material weaknesses that include various levels of cross functional management and detail relevant work steps that are assigned, project managed and have defined due dates for completion. Management began to implement the resulting corrective actions during the second quarter of 2021. Once all corrective actions are fully implemented and the controls operate effectively for a sufficient period of time, and are adequately tested through audit procedures, we believe the material weaknesses will be remediated. We will continue to devote significant time and attention, including internal and external resources, to these remedial efforts. For a more comprehensive discussion of Management’s remediation action plans refer to Item 9A., Disclosure Controls and Procedures, of our 2020 Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2021, despite the remote work environment due to the ongoing issues surrounding the COVID-19 Pandemic we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been present at that time, and those remediation efforts remain ongoing. Other than as described above and in greater detail in the Item 9A., Disclosure Controls and Procedures, of our 2020 Annual Report on Form 10-K, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2021, we had $401.9 million of total debt (not including debt issuance costs or capital lease obligations), consisting of $400.0 million of the 2029 Notes and $1.9 million of financed insurance and vehicles. Our indebtedness requires significant interest and principal payments. Subject to certain limitations and the satisfaction of certain conditions contained in the 2029 Indenture, we may also be permitted to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase.

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

We depend on third party vendors to provide a substantial portion of our grounds and maintenance services.

In April 2020, we had outsourced all of the grounds and maintenance services at most of the funeral homes and cemeteries we own or manage to Moon. Because we are dependent on Moon to provide these services, disruptions in the supply of these services may be beyond our control. Due to certain liquidity constraints and performance issues experienced by Moon, we have exercised our right under the MSAs to take back the responsibility for the grounds and maintenance services at approximately 61% of the locations we had outsourced to Moon. While we have retained responsibility for certain grounds services at these locations, we have outsourced responsibility for landscaping and other maintenance services to many of the same vendors who had been providing such services as subcontractors to Moon. We are continuing to evaluate Moon’s performance under the MSAs. On August 12, 2021, Moon and certain of its affiliates filed a petition under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court. If Moon continues to fail to meet its obligations or provides poor or inadequate service at the remaining locations, we would not be able to exercise our right to take back additional properties or otherwise modify the terms of or seek to enforce our MSAs with Moon, including finalizing arrangements to seek the reimbursement of additional payments, absent Moon’s consent and/or approval of the Bankruptcy Court, which could impact and would likely at least delay our ability to respond to such events. Even if we obtain Bankruptcy Court approval, or if any of our recently engaged third party vendors is unable to provide adequate services, there is no assurance that we will be able to make alternative arrangements in a timely manner. Given the uncertainty associated with the bankruptcy proceedings and the locations for which Moon will continue to be responsible under the MSAs, it is at least reasonably possible that we may experience disruptions in operations at those locations, particularly if it becomes necessary for the Company to assume the responsibility for servicing those locations in the near future. Under any of these circumstances, our ability to serve our customers and to operate our business may be adversely affected. Moreover, if Moon is unable to obtain appropriate financing and have a plan of reorganization confirmed by the Bankruptcy Court, we would likely not be able to obtain reimbursement of the additional payments we have made or may hereafter make on Moon’s behalf under the MSAs.

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

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

3.1*	Certificate of Incorporation of StoneMor Inc.	8-K	3.1	December 31, 2019

3.2*	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock of StoneMor Inc.	10-K	3.2	April 7, 2020

3.3*	Certificate of Elimination of the Certificate of Designation of Preferred Stock of StoneMor Inc.	10-Q	3.3	November 16, 2020

3.4*	Certificate of Amendment to the Certificate of Incorporation of StoneMor Inc.	10-Q	3.4	November 16, 2020

3.5	Certificate of Amendment to the Certificate of Incorporation of StoneMor Inc.

4.1*	Indenture, dated as of May 11, 2021, by and among StoneMor Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, including the form of 8.500% Senior Secured Notes due 2029.	8-K	4.1	May 12, 2021

4.2*	Form of 8.500% Senior Secured Notes due 2029 (included in Exhibit 4.1 hereto).	8-K	4.2	May 12, 2021

4.3*	Security Agreement, dated as of May 11, 2021, by and among StoneMor Inc., the guarantors named therein and Wilmington Trust, National Association, as collateral agent.	8-K	4.3	May 12, 2021

10.1*	Letter Agreement dated as of April 13, 2021 by and among StoneMor Inc., Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC.	8-K	2.1	April 15, 2021

10.2*	Fifth Amendment to Nomination and Director Voting Agreement dated as of April 13. 2021 by and among StoneMor Inc., Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC.	8-K	2.2	April 15, 2021

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Incorporated by reference, as indicated

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR INC.

Date: August 13, 2021	By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer

Date: August 13, 2021	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Senior Vice President and Chief Financial Officer