Form 10-Q
period 2021-09-30
Stonemor Inc.
filed 2021-11-12
CIK 1753886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

The number of shares of the registrant’s common stock outstanding at November 9, 2021 was 118,058,641.

FORM 10-Q OF STONEMOR INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STONEMOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$99,509	$39,244
Restricted cash	16,415	20,846
Accounts receivable, net of allowance	60,066	57,869
Prepaid expenses	9,387	5,290
Assets held for sale	—	28,575
Other current assets	14,963	16,884
Total current assets	200,340	168,708

Long-term accounts receivable, net of allowance	76,051	75,301
Cemetery property	296,250	299,526
Property and equipment, net of accumulated depreciation	80,055	83,496
Merchandise trusts, restricted, at fair value	548,541	501,453
Perpetual care trusts, restricted, at fair value	335,076	312,228
Deferred selling and obtaining costs	122,488	116,900
Deferred tax assets	—	9
Intangible assets, net	54,291	55,094
Other assets	23,819	22,248
Total assets	$1,736,911	$1,634,963

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$45,311	$51,718
Liabilities held for sale	—	23,406
Accrued interest	13,222	95
Current portion, long-term debt	1,769	317
Total current liabilities	60,302	75,536

Long-term debt, net of deferred financing costs	389,672	320,715
Deferred revenues	1,027,565	949,164
Deferred tax liabilities	17,823	29,652
Perpetual care trust corpus	335,076	312,228
Other long-term liabilities	42,219	40,081
Total liabilities	1,872,657	1,727,376
Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 118,011,766 and 117,871,141 shares issued and outstanding, respectively	1,180	1,178
Paid-in capital in excess of par value	(83,709)	(85,232)
Accumulated deficit	(53,217)	(8,359)
Total stockholders' equity	(135,746)	(92,413)
Total liabilities and stockholders' equity	$1,736,911	$1,634,963

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Cemetery:
Interments	$21,954	$20,316	$65,379	$51,542
Merchandise	16,935	15,949	51,004	44,918
Services	17,240	16,078	52,219	47,656
Investment and other	14,685	9,677	41,320	29,564
Funeral home:
Merchandise	6,120	5,793	17,542	16,004
Services	5,361	4,900	16,125	14,732
Total revenues	82,295	72,713	243,589	204,416
Costs and Expenses:
Cost of goods sold	11,023	9,624	34,642	28,307
Cemetery expense	19,286	16,198	55,537	50,375
Selling expense	14,451	13,119	43,434	37,376
General and administrative expense	10,534	10,027	31,377	28,672
Corporate overhead	9,983	9,762	29,058	27,019
Depreciation and amortization	1,989	2,244	6,118	6,851
Funeral home expenses:
Merchandise	1,668	1,539	4,807	4,239
Services	4,874	4,775	14,012	13,594
Other	3,543	2,834	9,801	8,084
Total costs and expenses	77,351	70,122	228,786	204,517

Loss on sale of business and other impairments	(70)	—	(2,290)	—
Other losses, net	(605)	—	(536)	—
Operating income (loss)	4,269	2,591	11,977	(101)
Interest expense	(9,256)	(11,870)	(29,706)	(34,952)
Loss on debt extinguishment	—	—	(40,128)	—
Loss from continuing operations before income taxes	(4,987)	(9,279)	(57,857)	(35,053)
Income tax benefit	240	1,129	11,652	3,333
Net loss from continuing operations	(4,747)	(8,150)	(46,205)	(31,720)
Discontinued operations (Note 2):
(Loss) Income from operations of discontinued businesses	(102)	293	1,347	28,952
Income tax expense	—	—	—	—
Net (loss) income from discontinued operations	(102)	293	1,347	28,952
Net loss	$(4,849)	$(7,857)	$(44,858)	$(2,768)

Net loss from continuing operations per common share (basic)	$(0.04)	$(0.07)	$(0.39)	$(0.31)
Net (loss) income from discontinued operations per common share (basic)	(0.00)	0.00	0.01	0.28
Net loss per common share (basic)	$(0.04)	$(0.07)	$(0.38)	$(0.03)

Net loss from continuing operations per common share (diluted)	$(0.04)	$(0.07)	$(0.39)	$(0.31)
Net (loss) income from discontinued operations per common share (diluted)	(0.00)	0.00	0.01	0.28
Net loss per common share (diluted)	$(0.04)	$(0.07)	$(0.38)	$(0.03)
Weighted average number of common shares outstanding - basic	118,003	117,819	117,956	103,341
Weighted average number of common shares outstanding - diluted	118,003	117,819	117,956	103,341

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except shares)

	Common Stock
	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Total
Three Months Ended March 31, 2021
December 31, 2020	117,871,141	$1,178	$(85,232)	$(8,359)	$(92,413)
Common stock awards under incentive plans	46,875	1	504	—	505
Net loss	—	—	—	(4,624)	(4,624)
March 31, 2021	117,918,016	$1,179	$(84,728)	$(12,983)	$(96,532)

Three Months Ended June 30, 2021
March 31, 2021	117,918,016	$1,179	$(84,728)	$(12,983)	$(96,532)
Common stock awards under incentive plans	46,875	1	507	—	508
Net loss	—	—	—	(35,385)	(35,385)
June 30, 2021	117,964,891	$1,180	$(84,221)	$(48,368)	$(131,409)

Three Months Ended September 30, 2021
June 30, 2021	117,964,891	$1,180	$(84,221)	$(48,368)	$(131,409)
Common stock awards under incentive plans	46,875	—	512	—	512
Net loss	—	—	—	(4,849)	(4,849)
September 30, 2021	118,011,766	$1,180	$(83,709)	$(53,217)	$(135,746)

	Series A Preferred Stock		Common Stock
	Number of Series A Preferred Shares	Par Value of Series A Preferred Shares	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Retained Earnings	Total
Three Months Ended March 31, 2020
December 31, 2019	—	$—	94,447,356	$944	$(103,434)	$—	$(102,490)
Common stock awards under incentive plans	—	—	29,746	—	375	—	375
Net income	—	—	—	—	—	9,003	9,003
March 31, 2020	—	$—	94,477,102	$944	$(103,059)	$9,003	$(93,112)

Three Months Ended June 30, 2020
March 31, 2020	—	$—	94,477,102	$944	$(103,059)	$9,003	$(93,112)
Issuance of Series A Preferred Stock	176	—	—	—	8,800	—	8,800
Exchange of Series A Preferred Stock for Common Stock	(176)	—	12,054,795	121	(121)	—	—
Issuance of Common Stock	—	—	11,232,877	112	8,088	—	8,200
Common stock awards under incentive plans	—	—	29,746	—	317	—	317
Net loss	—	—	—	—	—	(3,914)	(3,914)
June 30, 2020	—	$—	117,794,520	$1,177	$(85,975)	$5,089	$(79,709)

Three Months Ended September 30, 2020
June 30, 2020	—	$—	117,794,520	$1,177	$(85,975)	$5,089	$(79,709)
Common stock awards under incentive plans	—	—	29,746	1	351	—	352
Net loss	—	—	—	—	—	(7,857)	(7,857)
September 30, 2020	—	$—	117,824,266	$1,178	$(85,624)	$(2,768)	$(87,214)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(44,858)	$(2,768)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	5,146	4,346
Depreciation and amortization	6,158	7,078
Provision for bad debt	5,074	4,529
Non-cash compensation expense	1,525	1,080
Loss on debt extinguishment	40,128	—
Non-cash interest expense	3,740	16,159
Loss (gain) on sale of businesses	1,525	(31,120)
Other losses, net	536	2,169
Changes in assets and liabilities:
Payment of paid-in-kind interest	(18,440)	—
Accounts receivable, net of allowance	(16,205)	(16,180)
Merchandise trust fund	(37,542)	(12,284)
Other assets	(4,846)	3,799
Deferred selling and obtaining costs	(6,486)	(4,974)
Deferred revenues	77,518	39,238
Deferred taxes, net	(11,821)	(3,490)
Payables and other liabilities	9,275	(3,797)
Net cash provided by operating activities	10,427	3,785
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(5,675)	(4,784)
Proceeds from divestitures	6,462	48,336
Net cash provided by investing activities	787	43,552
Cash Flows From Financing Activities:
Proceeds from issuance of Series A Preferred Stock	—	8,800
Proceeds from issuance of Common Stock	—	8,200
Proceeds from borrowings	406,235	3,672
Repayments of debt	(331,197)	(54,782)
Principal payment on finance leases	(1,097)	(1,061)
Early redemption premium	(18,478)	—
Cost of financing activities	(10,843)	(4,294)
Shares repurchased related to share-based compensation	—	(35)
Net cash provided by (used in) financing activities	44,620	(39,500)
Net increase in cash, cash equivalents and restricted cash	55,834	7,837
Cash, cash equivalents and restricted cash—Beginning of period	60,090	56,767
Cash, cash equivalents and restricted cash—End of period	$115,924	$64,604
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31,259	$20,361
Cash paid during the period for income taxes	2,727	1,077
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,446	$2,372
Operating cash flows from finance leases	253	328
Financing cash flows from finance leases	1,097	1,061
Non-cash investing and financing activities:
Accrued paid-in-kind interest on 2024 Notes	$—	$10,572

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

Nature of Operations

The Company is a provider of funeral and cemetery products and services in the death care industry in the United States. As of September 30, 2021, the Company operated 301 cemeteries in 24 states and Puerto Rico, of which 271 were owned and 30 were operated under lease, management or operating agreements. As of September 30, 2021, the Company also owned and operated 70 funeral homes, including 33 located on the grounds of cemetery properties that the Company owned, in 15 states and Puerto Rico.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements, which are unaudited, have been prepared in accordance with the requirements of the Quarterly Report on Form 10-Q and Generally Accepted Accounting Principles (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Annual Reports on Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statement as of December 31, 2020, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with Securities and Exchange Commission ("SEC") on March 25, 2021 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto presented in the Annual Report. The results of operations for the nine months ended September 30, 2021 may not necessarily be indicative of the results of operations for the full year ending December 31, 2021.

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

Axar Letter

On September 27, 2021, the Company announced that it had received a letter (the “Letter”) dated September 22, 2021 from Axar Capital Management, LP ("Axar") in which Axar expressed an interest in pursuing discussions concerning strategic alternatives that may be beneficial to the Company and its various stakeholders. Axar has engaged Schulte Roth & Zabel LLP as its legal advisor and stated in the Letter that it would engage a financial advisor at the appropriate time. According to the Letter, Axar expects that any such discussions would be conducted with a special committee of the Board, assisted by financial and legal advisors it engages. The Letter also stated that any transaction involving Axar arising from such discussions would be conditioned upon, among other things, approval of the special committee and the Board, the negotiation and execution of mutually satisfactory definitive agreements and customary terms. The Letter also stated that any transaction structured as a take-private transaction would be subject to a closing condition that the approval of holders of a majority of the outstanding shares not owned by Axar or its affiliates be obtained. On September 26, 2021, the Board authorized its Conflicts Committee, which is comprised of independent directors Stephen J. Negrotti, Kevin Patrick and Patricia Wellenbach, to engage in the discussions contemplated by the Letter, including the authority to engage in discussions concerning and to negotiate the terms and provisions of any strategic alternative the Conflicts Committee determines to be appropriate in connection with such discussions. Under its charter, the Conflicts Committee has the authority to reject, approve or recommend that the Board approve any transaction that is a related party transaction, which would include any transaction to which Axar is a party. The Conflicts Committee has retained independent legal and financial advisors to assist in such discussions.

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

Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially. At the start of the COVID-19 Pandemic in early 2020, the Company saw its pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. However, since May 2020, the Company experienced at-need sales growth, and since late 2020, it has experienced pre-need sales growth. The Company believes the implementation of its virtual meeting tools is one of several key steps that has mitigated this disruption. Throughout the COVID-19 Pandemic, the Company’s cemeteries and funeral homes have largely remained open and available to serve its families in all the locations in which it operates to the extent permitted by local authorities and the Company expects that this will continue. The Company has leveraged the relationships it has made with the families it has served during its response to the COVID-19 Pandemic, which has directly resulted in new sales leads and increased pre-need sales activity. In addition, as community restrictions have eased and the COVID-19 vaccine became more available, the Company has experienced record growth in its pre-need cemetery sales. However, the Company had experienced limited location closures due to COVID-19 cases, required quarantines and cleanings. During the year ended December 31, 2020, the Company incurred costs of approximately $1.0 million related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic.

The Company expects the COVID-19 Pandemic could have an adverse effect on its future results of operations and cash flows depending on COVID-19 variants and increased case counts. However, the Company cannot presently predict the likely scope and severity of that impact. The Company may incur additional costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. In the event there are confirmed diagnoses of COVID-19 within a significant number of its facilities, the Company may incur additional costs related to the closing and subsequent cleaning of these facilities and the ability to adequately staff the impacted sites. In addition, the Company’s pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. Cash and Cash Equivalents was $99.5 million and $39.2 million as of September 30, 2021 and December 31, 2020, respectively.

Restricted Cash

Cash that is restricted from withdrawal or use under the terms of certain contractual agreements is recorded as restricted cash. Restricted cash was $16.4 million and $20.8 million as of September 30, 2021 and December 31, 2020, respectively, which primarily related to cash collateralization of the Company’s letters of credit and surety bonds.

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

Income tax expense during interim periods is based on the Company's forecasted annual effective tax rate plus any discrete items on an estimated basis, which are recorded in the period in which they occur. Discrete items include, but are not limited to, such events as changes in estimates due to finalization of income tax returns, tax audit settlements, tax effects of exercised or vested stock-based awards and increases or decreases in valuation allowances on deferred tax assets.

For the three months ended September 30, 2021 and 2020, the Company had an income tax benefit of $0.2 million and $1.1 million, respectively, and for the nine months ended September 30, 2021 and 2020, the Company had an income tax benefit of $11.7 million and $3.3 million, respectively. The Company's effective tax rate before discrete items was 4.7% and 12.6% for the three months ended September 30, 2021 and 2020, respectively, and 20.6% and 54.6% for the nine months ended September 30, 2021 and 2020, respectively.

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

Tax deductions on the stock-based compensation awards are not realized until the related income is recognized, which is generally when the awards are vested or exercised. The Company recognizes deferred tax assets for stock-based compensation awards that will result in future deductions on its income tax returns, based on the amount of stock-based compensation recognized at the statutory tax rate in the jurisdiction in which the Company will receive a tax deduction. If the tax deduction for a stock-based compensation award is greater than the cumulative GAAP compensation expense for that stock-based compensation award upon realization of a tax deduction, an excess tax benefit will be recognized and recorded as a favorable impact on the effective tax rate. If the tax deduction for a stock-based compensation award is less than the cumulative GAAP compensation expense for that stock-based compensation award upon realization of the tax deduction, a tax shortfall will be recognized and recorded as an unfavorable impact on the effective tax rate. Any excess tax benefits or shortfalls will be recorded discretely in the period in which they occur. The cash flows resulting from any excess tax benefit will be classified as financing cash flows in the Company’s consolidated statements of cash flows.

The Company provides its employees with the election to settle the income tax obligations arising from the vesting of their restricted stock-based compensation awards by the Company withholding stock equal to such income tax obligations. However, employees who are subject to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to have stock withheld to satisfy such income tax obligations unless the Company’s Compensation, Nominating and Governance Committee provides that the employee must pay cash in lieu of having stock withheld. Shares of stock acquired from employees in connection with the settlement of the employees’ income tax obligations on these stock-based compensation awards are accounted for as treasury shares that are subsequently retired. Restricted stock awards, restricted stock units and stock options are not considered issued and outstanding for purposes of earnings per share calculations until vested or exercised.

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

The following table sets forth the reconciliation of the Company’s weighted-average number of outstanding common shares for the three and nine months ended September 30, 2021 and 2020 used to compute basic net income (loss) attributable to common shares to those used to compute diluted net income (loss) per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average number of outstanding common shares—basic	118,003	117,819	117,956	103,341
Plus effect of dilutive incentive awards(1):
Restricted shares	—	—	—	—
Stock options	—	—	—	—
Weighted average number of outstanding common shares—diluted	118,003	117,819	117,956	103,341

(1)
For the three months ended September 30, 2021 and 2020, the diluted weighted-average number of outstanding common shares does not include 452,040 and 4,343,201 shares issuable upon the exercise of outstanding options, respectively, and 885,291 and 375,000 restricted common shares, respectively, as their effects would have been anti-dilutive. For the nine months ended September 30, 2021 and 2020, the diluted weighted-average number of outstanding common shares does not include 474,325 and 3,667,425 shares issuable upon the exercise of outstanding options, respectively, and 694,903 and 375,000 restricted common shares, respectively, as their effects would have been anti-dilutive.

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

2.
ACQUISITIONS AND DIVESTITURES

On March 23, 2021, the Company signed a definitive agreement to acquire four cemeteries located within its east coast geographic footprint for a total purchase price of $5.4 million, subject to customary working capital adjustments. The transaction is expected to close in the fourth quarter of 2021, subject to customary due diligence and regulatory approval.

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

The Clearstone Agreement to sell the Clearstone Assets, together with the other divestitures completed in 2020 described above, represented a strategic exit from the west coast. Therefore, the results of operations of the Clearstone Assets, and of the businesses sold in 2020 for the period before their respective sales, have been presented as discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020. Additionally, all of the assets and liabilities associated with the Clearstone Assets have been classified as held for sale on the accompanying consolidated balance sheet at December 31, 2020.

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cemetery revenues	$—	$2,057	$1,142	$7,395
Funeral home revenues	—	2,086	1,146	6,997
Cost of goods sold	—	(353)	(191)	(1,157)
Cemetery expense	—	(505)	(233)	(2,083)
Selling expense	—	(539)	(231)	(1,940)
General and administrative expense	—	(464)	(151)	(1,930)
Depreciation and amortization	—	(41)	(40)	(227)
Funeral home expenses	—	(1,621)	(694)	(5,430)
Interest expense	—	(327)	(166)	(1,624)
Income from discontinued operations before income taxes	—	293	582	1
Net (loss) gain on sale of businesses	(102)	—	765	28,951
Income tax expense	—	—	—	—
Net (loss) income from discontinued operations	$(102)	$293	$1,347	$28,952

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

The following table presents the depreciation and amortization, capital expenditures, sale proceeds and significant operating noncash items of the discontinued operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flows from discontinued operating activities:
Depreciation and amortization	$40	$227
Gain on sales of discontinued operations businesses	765	28,951

Cash flows from discontinued investing activities:
Capital expenditures	$10	$40
Proceeds from sales of discontinued businesses	5,898	48,336
On May 24, 2021, the Company completed the sale of three cemetery properties located in Missouri for a total purchase price of $720,000 (the “Missouri Sale”), resulting in a loss on sale of $1.7 million, which is included in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2021.

3.
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
Customer receivables	$156,828	$154,903
Unearned finance income	(14,964)	(16,022)
Allowance for doubtful accounts	(5,747)	(5,711)
Accounts receivable, net of allowance	136,117	133,170
Less: Current portion, net of allowance	60,066	57,869
Long-term portion, net of allowance	$76,051	$75,301

Activity in the allowance for doubtful accounts was as follows (in thousands):

	September 30, 2021	December 31, 2020
Balance, beginning of period	$5,892	$5,884
Provision for doubtful accounts	5,074	6,275
Charge-offs, net	(5,219)	(6,267)
Amounts related to assets held for sale	—	(181)
Balance, end of period	$5,747	$5,711

Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories.

4.
CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
Cemetery land	$229,958	$232,548
Mausoleum crypts and lawn crypts	66,292	66,978
Cemetery property	$296,250	$299,526

5.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
Buildings and improvements	$113,554	$112,345
Furniture and equipment	53,109	53,199
Funeral home land	11,005	11,005
Property and equipment, gross	177,668	176,549
Less: Accumulated depreciation	(97,613)	(93,053)
Property and equipment, net of accumulated depreciation	$80,055	$83,496

At September 30, 2021, property and equipment, net included $0.3 million of assets held for sale.

Depreciation expense was $1.7 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively, and $5.3 million and $6.0 million for the nine months ended September 30, 2021 and 2020, respectively.

6.
MERCHANDISE TRUSTS

At September 30, 2021 and December 31, 2020, the Company’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly and through mutual and investment funds. All of these investments are carried at fair value. All of these investments are subject to the fair value hierarchy and considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13 Fair Value of Financial Instruments. There were no Level 3 assets. When the Company receives a payment from a pre-need customer, the Company deposits the amount required by law into the merchandise trusts that may be subject to cancellation on demand by the pre-need customer. The Company’s merchandise trusts related to states in which pre-need customers may cancel contracts with the Company comprises 47.9% of the total merchandise trust as of September 30, 2021. The merchandise trusts are variable interest entities (“VIE”) of which the Company is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Company may be required to fund this shortfall.

The Company included $10.3 million and $10.0 million of investments held in trust as required by law by the West Virginia Funeral Directors Association at September 30, 2021 and December 31, 2020, respectively, in its merchandise trust assets. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Company’s merchandise trust activities for the nine months ended September 30, 2021 and 2020 is presented below (in thousands):

	Nine months ended September 30,
	2021	2020
Balance—beginning of period	$516,284	$517,192
Contributions	47,107	37,178
Distributions	(71,041)	(49,950)
Interest and dividends	31,539	22,329
Capital gain distributions	12,008	292
Realized gains and losses, net	14,511	(1,229)
Other than temporary impairment	(136)	(1,655)
Taxes	(303)	(306)
Fees	(4,825)	(5,261)
Unrealized change in fair value	3,397	(22,271)
Total	548,541	496,319
Less: Assets held for sale	—	(11,799)
Balance—end of period	$548,541	$484,520

During the nine months ended September 30, 2021 and 2020, purchases of available for sale securities were approximately $62.3 million and $99.8 million, respectively. During the nine months ended September 30, 2021 and 2020, sales, maturities and paydowns of available for sale securities were approximately $37.8 million and $318.1 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in the Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

September 30, 2021	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$40,665	$—	$—	$40,665
Fixed maturities:
U.S. governmental securities	2	1	—	—	1
Corporate debt securities	2	2,711	890	—	3,601
Other debt securities	2	—	—	—	—
Total fixed maturities		2,712	890	—	3,602
Mutual funds—debt securities	1	6,096	148	—	6,244
Mutual funds—equity securities	1	1,021	293	—	1,314
Other investment funds(1)		427,072	33,902	(4,752)	456,222
Equity securities	1	23,155	4,840	(1,587)	26,408
Other invested assets	2	3,733	88	—	3,821
Total investments		504,454	40,161	(6,339)	538,276
West Virginia Trust Receivable		10,568	—	(303)	10,265
Total		$515,022	$40,161	$(6,642)	$548,541

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of zero to fifteen years with three potential one year extensions at the discretion of the funds’ general partners. As of September 30, 2021, there were $110.8 million in unfunded investment commitments to the private credit funds, which are callable at any time.

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

The contractual maturities of debt securities as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

September 30, 2021	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$—
Corporate debt securities	—	3,601	—	—
Other debt securities	—	—	—	—
Total fixed maturities	$—	$3,602	$—	$—

December 31, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$—
Corporate debt securities	—	3,456	—	—
Other debt securities	18,392	5,019	—	—
Total fixed maturities	$18,392	$8,476	$—	$—

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the merchandise trusts as of September 30, 2021 and December 31, 2020 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$297	$—	$297	$—
Corporate debt securities	—	—	620	—	620	—
Other debt securities	—	—	—	—	—	—
Total fixed maturities	—	—	917	—	917	—
Mutual funds—debt securities	7	—	—	—	7	—
Mutual funds—equity securities	—	—	—	—	—	—
Other investment funds	39,305	4,752	—	—	39,305	4,752
Equity securities	5,100	1,587	—	—	5,100	1,587
Total	$44,412	$6,339	$917	$—	$45,329	$6,339

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	—
Other debt securities	18,392	1,332	—	—	18,392	1,332
Total fixed maturities	18,392	1,332	—	—	18,392	1,332
Mutual funds—debt securities	—	—	—	—	—	—
Mutual funds—equity securities	128	154	—	—	128	154
Other investment funds	75,799	8,812	—	—	75,799	8,812
Equity securities	82	19	—	—	82	19
Total	$94,401	$10,317	$—	$—	$94,401	$10,317

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the nine months ended September 30, 2021, the Company determined, based on its review, that there were 6 securities with an aggregate cost basis of approximately $0.3 million and an aggregate fair value of approximately $0.2 million, resulting in an impairment of $0.1 million, with such impairment considered to be other than temporary due to credit indicators. During the nine months ended September 30, 2020, the Company determined, based on its review, that there were 2 securities with an aggregate costs basis of approximately $16.8 million and an aggregate fair value of approximately $15.1 million, resulting in an impairment of $1.7 million, with such impairment considered to be other than temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset these changes against deferred merchandise trust revenue. These adjustments to deferred revenue will be reflected within the Company’s unaudited condensed consolidated statements of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

7.
PERPETUAL CARE TRUSTS

At September 30, 2021 and December 31, 2020, the Company’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13 Fair Value of Financial Instruments. There were no Level 3 assets. The perpetual care trusts are VIEs for which the Company is the primary beneficiary.

A reconciliation of the Company’s perpetual care trust activities for the nine months ended September 30, 2021 and 2020 is presented below (in thousands):

	Nine months ended September 30,
	2021	2020
Balance—beginning of period	$316,746	$343,619
Contributions	6,669	6,568
Distributions	(32,587)	(32,147)
Interest and dividends	28,844	16,071
Capital gain distributions	6,125	447
Realized gains and losses, net	7,265	(1,416)
Other than temporary impairment	(55)	(930)
Taxes	(1,178)	(610)
Fees	(3,695)	(1,817)
Unrealized change in fair value	6,942	(22,109)
Total	335,076	307,676
Less: Assets held for sale	—	(6,938)
Balance—end of period	$335,076	$300,738

During the nine months ended September 30, 2021 and 2020, purchases of available for sale securities were approximately $27.1 million. During the nine months ended September 30, 2021 and 2020, sales, maturities and paydowns of available for sale securities were approximately $12.2 million and $108.9 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

September 30, 2021	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$22,981	$—	$—	$22,981
Fixed maturities:
U.S. governmental securities	2	14	2	—	16
Corporate debt securities	2	363	108	(1)	470
Other debt securities	2	—	—	—	—
Total fixed maturities		377	110	(1)	486
Mutual funds—debt securities	1	2,306	37	(14)	2,329
Mutual funds—equity securities	1	3,902	1,261	(31)	5,132
Other investment funds(1)		274,979	23,113	(7,064)	291,028
Equity securities	1	10,273	2,915	(79)	13,109
Other invested assets	2	9	2	—	11
Total investments		$314,827	$27,438	$(7,189)	$335,076

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to fifteen years with three potential one year extensions at the discretion of the funds’ general partners. As of September 30, 2021, there were $72.5 million in unfunded investment commitments to the private credit funds, which are callable at any time.

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

The contractual maturities of debt securities as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

September 30, 2021	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$15
Corporate debt securities	—	470	—	—
Other debt securities	—	—	—	—
Total fixed maturities	$—	$471	$—	$15

December 31, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$25	$6	$—	$21
Corporate debt securities	—	553	—	—
Other debt securities	405	—	—	—
Total fixed maturities	$430	$559	$—	$21

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the perpetual care trusts as of September 30, 2021 and December 31, 2020 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$990	$—	$990	$—
Corporate debt securities	—	—	1,959	1	1,959	1
Other debt securities	—	—	—	—	—	—
Total fixed maturities	—	—	2,949	1	2,949	1
Mutual funds—debt securities	1,294	13	82	1	1,376	14
Mutual funds—equity securities	373	28	1	3	374	31
Other investment funds	43,262	7,064	—	—	43,262	7,064
Equity securities	807	79	—	—	807	79
Total	$45,736	$7,184	$3,032	$5	$48,768	$7,189

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$990	$—	$990	$—
Corporate debt securities	—	—	1,959	44	1,959	44
Other debt securities	405	28	—	—	405	28
Total fixed maturities	405	28	2,949	44	3,354	72
Mutual funds—debt securities	600	9	—	—	600	9
Mutual funds—equity securities	288	7	—	—	288	7
Other investment funds	74,885	10,813	—	—	74,885	10,813
Equity securities	45	4	19	15	64	19
Total	$76,223	$10,861	$2,968	$59	$79,191	$10,920

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the nine months ended September 30, 2021, the Company determined, based on its review, that there were 6 securities with an aggregate cost basis of approximately $84,000 and an aggregate fair value of approximately $30,000, resulting in an impairment of $54,000, with such impairment considered to be other than temporary due to credit indicators. During the nine months ended September 30, 2020, the Company determined, based on its review, that there were 2 securities with an aggregate cost basis of approximately $9.4 million and an aggregate fair value of approximately $8.5 million, resulting in an impairment of $0.9 million, with such impairment considered to be other than temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value with the offset going against the liability for perpetual care trust corpus.

8.
LONG-TERM DEBT

Total debt consisted of the following at the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
8.500% Senior Secured Notes due 2029	$400,000	$—
9.875%/11.500% Senior Secured PIK Toggle Notes due June 2024	—	335,328
Insurance and vehicle financing	1,769	361
Less deferred financing costs, net of accumulated amortization	(10,328)	(14,657)
Total debt	391,441	321,032
Less current maturities	(1,769)	(317)
Total long-term debt	$389,672	$320,715

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

As of September 30, 2021, the Company was in compliance with the covenants of the 2029 Indenture.

Deferred Financing Costs

In connection with the full redemption of the 2024 Notes, the Company wrote off unamortized deferred financing fees of $13.1 million and original issue discount of $8.5 million, which are included in Loss on debt extinguishment in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2021.

For the three months ended September 30, 2021 and 2020, the Company recognized $0.3 million and $1.0 million, respectively, of amortization of deferred financing fees on its various debt facilities. For the nine months ended September 30, 2021 and 2020, the Company recognized $2.0 million and $1.8 million, respectively, of amortization of deferred financing fees on its various debt facilities.

9.
STOCKHOLDERS’ EQUITY

Capital Stock

The Company is authorized to issue two classes of capital stock: common stock, $0.01 par value per share (“Common Stock”) and preferred stock, $0.01 par value per share (“Preferred Stock”).

At September 30, 2021, 118,011,766 shares of Common Stock were issued and outstanding and no shares of Preferred Stock were issued or outstanding. At September 30, 2021, there were 81,988,234 shares of Common Stock available for issuance, including 842,139 shares available for issuance as stock-based incentive compensation under the Company’s Amended and Restated 2019 Long-Term Incentive Plan (as amended, the “Plan”), and 10,000,000 shares of Preferred Stock available for issuance.

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

Stock Options

During the three and nine months ended September 30, 2021, the Company did not grant any stock options and no options were exercised, forfeited or expired.

For the three months ended September 30, 2021 and 2020, non-cash compensation expense related to stock options was $0.2 million. For the nine months ended September 30, 2021 and 2020, non-cash compensation expense related to stock options was $0.5 million. As of September 30, 2021, total unrecognized compensation cost related to unvested stock options was $1.0 million, which the Company expects to recognize over the remaining weighted-average period of 1.5 years.

Restricted Stock and Restricted Phantom Stock

A rollforward of restricted stock and phantom stock awards as of September 30, 2021 is as follows:

	Number of Restricted Stock and Phantom Stock Awards	Weighted Average Grant Date Fair Value ($)
Total non-vested at December 31, 2020	1,277,907	$2.17
Granted	38,224	2.35
Vested	(140,625)	3.88
Total non-vested at September 30, 2021	1,175,506	$1.97

For the three months ended September 30, 2021 and 2020, the Company recognized $0.3 million and $0.2 million, respectively, of non-cash compensation expense related to restricted stock and phantom stock awards into earnings. For the nine months ended September 30, 2021 and 2020, the Company recognized $1.0 million and $0.6 million, respectively, of non-cash compensation expense related to restricted stock and phantom stock awards into earnings. As of September 30, 2021, total unamortized compensation cost related to unvested restricted stock awards was $1.5 million, which the Company expects to recognize over the remaining weighted-average period of 1.7 years.

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

Deferred revenues and related costs consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Deferred contract revenues	$866,845	$832,373
Deferred merchandise trust revenue	150,815	87,218
Deferred merchandise trust unrealized gains (losses)	9,905	29,573
Deferred revenues	$1,027,565	$949,164
Deferred selling and obtaining costs	$122,488	$116,900

For the nine months ended September 30, 2021 and 2020, the Company recognized $56.3 million and $34.7 million, respectively, of the customer contract liabilities balance that existed at December 31, 2020 and 2019, respectively, as revenue.

The components of the customer contract liabilities, net in the Company’s consolidated balance sheets at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Customer contract liabilities, gross	$1,054,062	$973,444
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts	(26,497)	(24,280)
Customer contract liabilities, net	$1,027,565	$949,164

The Company expects to service approximately 55% of its deferred revenue in the first 4-5 years and approximately 80% of its deferred revenue within 18 years. The Company cannot estimate the period when it expects its remaining performance obligations will be recognized, because certain performance obligations will only be satisfied at the time of death.

11.
COMMITMENTS AND CONTINGENCIES

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
•
Fried v. Axelrod, et al., C.A. No. 2020-1065-SG, pending in the Chancery Court of the State of Delaware and filed on December 16, 2020. The plaintiff in this case brought an action he seeks to have certified as a class action that asserts claims against Axar, Andrew M. Axelrod and the other individuals who were directors at the time of the transactions in question and against the Company as a nominal defendant. The complaint includes direct claims against all individual defendants and derivative claims against the individual defendants other than Mr. Axelrod for breach of fiduciary duty in approving certain transactions in connection with the Company’s sale of preferred and common stock to Axar and certain accounts managed by Axar (the “Axar Stock Purchase”). The complaint also includes derivative claims against Axar for breach of fiduciary duty and unjust enrichment in connection with those same transactions as well as direct claims against both Axar and Mr. Axelrod for breach of fiduciary duty with respect to those transactions. Finally, the complaint includes a derivative claim against all individual defendants for breach of fiduciary duty in connection with the approval of a related-party investment disclosed by the Company. The plaintiff seeks rescission of the transactions contemplated by the Axar Stock Purchase and the related-party investment and/or an award of damages as well as attorneys’ fees and costs. On January 6, 2021, a motion to dismiss the complaint was filed on behalf of the Company and the individual defendants other than Mr. Axelrod and on January 11, 2021, a motion to dismiss the complaint was filed on behalf of Axar and Mr. Axelrod. On April 2, 2021, the plaintiff filed a First Amended Complaint, which included additional factual background regarding the plaintiff’s claims and alleged demand futility, but did not add additional defendants, claims or relief sought. The defendants filed a motion to dismiss the First Amended Complaint on April 16, 2021. Thereafter, the plaintiff and defendants filed a joint stipulation to stay the Fried litigation pending the resolution of a separate pending action described below, which the court granted on April 28, 2021.
•
Titterton v. StoneMor Inc., C.A. No.: 2021-0259-PAF, pending in the Court of Chancery of the State of Delaware and filed on March 25, 2021. The plaintiff in this case brought an action seeking expedited relief under Section 220 of the Delaware General Corporation Law. The plaintiff had previously made a demand for inspection of certain books and records of the Company allegedly related to potential corporate misconduct. The Company responded to the request by rejecting plaintiff’s demand as deficient under Delaware law for failure to state a proper purpose and being overbroad, but nonetheless provided certain of the requested materials. After the plaintiff made a further demand for inspection in March 2021, the Company again rejected the demand as deficient under Delaware law for failure to state a proper purpose and being overbroad. The plaintiff then brought this action seeking an order to compel additional books and records and reimbursement of attorney’s fees. On April 19, 2021, the Company filed its answer to the complaint. Trial was held on July 21, 2021, after which the Court issued an order permitting the requested inspection, in part, but denied the plaintiff’s request for attorneys’ fees. The Company has produced the requested materials.

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

From time to time, on the behalf of Moon, the Company incurred a higher level of expenses relating to services covered by the MSAs, including location materials and supplies, uniforms, repair of marker damage, customer refunds and payments to third party landscapers and repair shops. These additional payments, which were in addition to the payments specified in the MSAs, were recorded as cemetery operating expenses in the relevant periods and as of September 30, 2021 aggregated $6.0 million. The Company has the ability to seek reimbursement from Moon for these additional payments as outlined in the MSAs.

On August 12, 2021, Moon and certain of its affiliates filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 7, 2021, Moon and the Company entered into a summary of terms (the “Term Sheet”) pursuant to which (a) Moon would file a motion with the Bankruptcy Court to assume the MSAs, (b) the aggregate amounts due to the Company from Moon under the MSAs for periods prior to the initial bankruptcy filing (the “Pre-Petition Cure Amount”) was at least $5.1 million, (c) the aggregate amount due to the Company from Moon under the MSAs for periods after such filing were at least $572,605 (the “Post-Petition Cure Amount”), (d) payment of the Pre-Petition Cure Amount would be deferred until a later date, but not later than the effective date of any approved reorganization plan, (e) the Company was permitted to set off $42,500 from each bi-weekly payment to Moon under the MSAs as payment against the Post-Petition Cure Amount, with any unpaid balance being paid when the Pre-Petition Cure Amount was paid, (f) upon Bankruptcy Court approval of Moon’s motion to assume the MSAs, the Company would exercise its right to modify the MSAs by taking back responsibility for ground and maintenance services at an additional 53 locations but would otherwise agree not to further exercise such right for a period of 60 days after such approval absent certain breaches by Moon. On October 14, 2021, Moon filed a motion with the Bankruptcy Court seeking approval to assume the MSAs subject to the terms and conditions of the Term Sheet. After a hearing before the Bankruptcy Court on November 4, 2021, the Bankruptcy Court granted Moon’s motion to assume the MSAs, which would normally include an obligation to repay in full both the Pre-Petition Cure Amount and the Post-Petition Cure Amount as a priority claim in the bankruptcy case. However, in its order, the Bankruptcy Court reserved decision on whether the Pre-Petition Cure Amount would be entitled to such priority treatment notwithstanding the assumption of the MSAs, and all interested parties, including the Company, reserved their respective rights with respect to that decision.

Management believes the impact on the Company of Moon's bankruptcy filing has been partially mitigated because the Company has taken back the responsibilities under the MSAs for the 214 locations noted above and will take back such responsibilities with respect to an additional 53 locations by early December 2021. However, given the uncertainty associated with the bankruptcy proceedings and the locations for which Moon will continue to be responsible under the MSAs, it is possible that the Company may continue to experience performance issues and other disruptions in operations at those locations, particularly if it becomes necessary for the Company to assume the responsibility for servicing those locations in the near future on relatively short notice. In addition, the Company expects that it will continue to incur additional expenses relating to services covered by the MSAs. If Moon is unable to obtain appropriate financing or reach an agreement to sell its assets and is unable to have a plan of reorganization confirmed by the Bankruptcy Court, the Company would likely not be able to obtain reimbursement of the Pre-Petition Cure Amount or the Post-Petition Cure Amount.

To date, the disruptions resulting from Moon’s bankruptcy filing have not had, and the Company does not expect that any additional disruptions it may experience in the future will have, a material adverse effect on the Company’s overall business given the number of locations for which it is now and will soon be responsible and the Company’s previous relationships, which were established before the transfer of responsibilities to Moon. The Company continues to closely monitor the overall situation.

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

The Company has the following balances recorded on its consolidated balance sheets related to leases:

	September 30, 2021	December 31, 2020
Assets:
Operating	$6,169	$5,171
Finance	3,527	4,296
Total ROU assets(1)	$9,696	$9,467
Liabilities:
Current
Operating	$1,094	$1,182
Finance	1,857	1,416
Long-term
Operating	5,190	3,441
Finance	1,287	2,592
Total lease liabilities(2)	$9,428	$8,631
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

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The weighted average borrowing rates for operating and finance leases were 10.0% and 8.7%, respectively, as of September 30, 2021.

The components of lease expense were as follows:

		Nine months ended September 30,
		2021	2020
Lease cost	Classification
Operating lease costs(1)	General and administrative expense	$1,553	$2,366
Finance lease costs
Amortization of leased assets	Depreciation and Amortization	862	874
Interest on lease liabilities	Interest expense	253	328
Short-term lease costs(2)	General and administrative expense	—	—
Net lease costs		$2,668	$3,568
(1)
The Company includes its variable lease costs under operating lease costs as these variable lease costs are immaterial.
(2)
The Company does not have any short-term leases with lease terms greater than one month.

Maturities of the Company’s lease labilities as of September 30, 2021 were as follows:

Year ending December 31,	Operating	Finance
2021	$459	$402
2022	1,614	2,144
2023	1,420	719
2024	1,210	145
2025	1,111	84
Thereafter	2,584	39
Total	$8,398	$3,533
Less: Interest	(2,114)	(390)
Present value of lease liabilities	$6,284	$3,143

Maturities of the Company’s lease labilities as of December 31, 2020 were as follows:

Year ending December 31,	Operating	Finance
2020	$1,615	$1,791
2021	1,186	1,939
2022	881	643
2023	702	107
2024	595	33
Thereafter	1,092	—
Total	$6,071	$4,513
Less: Interest	(1,448)	(505)
Present value of lease liabilities	$4,623	$4,008

Operating and finance lease payments include $1.3 million related to options to extend lease terms that are reasonably certain of being exercised and $1.5 million related to residual value guarantees. The weighted average remaining lease term for operating and finance leases was 5.9 years and 1.7 years, respectively, as of September 30, 2021.

As of September 30, 2021, the Company had no additional operating leases that had not yet commenced, and did not have any lease transactions with its related parties. In addition, as of September 30, 2021, the Company had not entered into any new sale-leaseback arrangements.

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

Recurring Fair Value Measurement

At September 30, 2021 and December 31, 2020, the two financial instruments measured by the Company at fair value on a recurring basis were its merchandise and perpetual care trusts, which consist of investments in debt and equity marketable securities and cash equivalents that are carried at fair value and are classified as either Level 1 or Level 2 (see Note 6 Merchandise Trusts and Note 7 Perpetual Care Trusts).

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

Other Financial Instruments

The Company’s other financial instruments at September 30, 2021 consisted of its 2029 Notes and at December 31, 2020 consisted of its 2024 Notes (see Note 8 Long-Term Debt). At September 30, 2021, the estimated fair value of the Company's 2029 Notes was $414.4 million, based on trades made on that date, compared with the carrying amount of $400.0 million. At December 31, 2020, the estimated fair value of the Company’s 2024 Notes was $350.2 million, based on trades made on that date, compared with the carrying amount of $344.8 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$70,814	$62,020	$209,922	$173,680
Operating costs and expenses	(55,294)	(48,968)	(164,990)	(144,730)
Depreciation and amortization	(1,471)	(1,556)	(4,552)	(4,815)
Segment operating profit	$14,049	$11,496	$40,380	$24,135
Funeral Home Operations:
Revenues	$11,481	$10,693	$33,667	$30,736
Operating costs and expenses	(10,085)	(9,148)	(28,620)	(25,917)
Depreciation and amortization	(419)	(453)	(1,273)	(1,359)
Segment operating profit	$977	$1,092	$3,774	$3,460
Reconciliation of segment operating profit to net loss from continuing operations:
Cemetery Operations	$14,049	$11,496	$40,380	$24,135
Funeral Home Operations	977	1,092	3,774	3,460
Total segment profit	15,026	12,588	44,154	27,595
Corporate overhead	(9,983)	(9,762)	(29,058)	(27,019)
Corporate depreciation and amortization	(99)	(235)	(293)	(677)
Loss on sale of business and other impairments	(70)	—	(2,290)	—
Other losses, net	(605)	—	(536)	—
Interest expense	(9,256)	(11,870)	(29,706)	(34,952)
Loss on debt extinguishment	—	—	(40,128)	—
Income tax benefit	240	1,129	11,652	3,333
Net loss from continuing operations	$(4,747)	$(8,150)	$(46,205)	$(31,720)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$2,135	$806	$5,193	$3,351
Funeral Home Operations	71	78	167	95
Corporate	108	109	315	1,338
Total capital expenditures	$2,314	$993	$5,675	$4,784

	September 30, 2021	December 31, 2020
BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,488,041	$1,445,217
Funeral Home Operations	126,473	130,687
Corporate	122,397	59,059
Total assets	$1,736,911	$1,634,963
Assets held for sale:
Cemetery Operations	$—	$23,500
Funeral Home Operations	—	5,075
Total assets held for sale	$—	$28,575

15.
SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the unaudited condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Company’s unaudited condensed consolidated statements of cash flows (in thousands):

	Nine months ended September 30,
	2021	2020
Accounts Receivable
Pre-need/at-need contract originations (sales on credit)	$(100,915)	$(88,719)
Cash receipts from sales on credit (post-origination)	84,710	72,539
Changes in accounts receivable, net of allowance	$(16,205)	$(16,180)
Customer Contract Liabilities
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$136,668	$115,824
Withdrawals of realized income from merchandise trusts during the period	10,460	7,406
Pre-need/at-need contract originations (sales on credit)	100,915	88,719
Undistributed merchandise trust investment earnings, net	28,787	5,377
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(9,593)	(6,629)
Recognized maturities of customer contracts collected as of end of period	(168,553)	(151,016)
Recognized maturities of customer contracts uncollected as of end of period	(21,166)	(20,443)
Changes in customer contract liabilities	$77,518	$39,238

16.
RELATED PARTIES

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

Under the Agreement, Axar is entitled to a quarterly fee equal to 0.0125% of the value of the Investment Assets through December 31, 2021 and, thereafter, a quarterly fee equal to 0.025% of the value of the Investment Assets. In each case, the value of the Investment Assets will be determined by the Trustee. During the three and nine months ended September 30, 2021, the Company incurred fees of $105,000 and $277,000, respectively, due to Axar.

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

On September 27, 2021, the Company announced that it had received the Letter dated September 22, 2021 from Axar in which Axar expressed an interest in pursuing discussions concerning strategic alternatives that may be beneficial to the Company and its various stakeholders. Axar has engaged Schulte Roth & Zabel LLP as its legal advisor and stated in the Letter that it would engage a financial advisor at the appropriate time. According to the Letter, Axar expects that any such discussions would be conducted with a special committee of the Board, assisted by financial and legal advisors it engages. The Letter also stated that any transaction involving Axar arising from such discussions would be conditioned upon, among other things, approval of the special committee and the Board, the negotiation and execution of mutually satisfactory definitive agreements and customary terms. The Letter also stated that any transaction structured as a take-private transaction would be subject to a closing condition that the approval of holders of a majority of the outstanding shares not owned by Axar or its affiliates be obtained. On September 26, 2021, the Board authorized its Conflicts Committee, which is comprised of independent directors Stephen J. Negrotti, Kevin Patrick and Patricia Wellenbach, to engage in the discussions contemplated by the Letter, including the authority to engage in discussions concerning and to negotiate the terms and provisions of any strategic alternative the Conflicts Committee determines to be appropriate in connection with such discussions. Under its charter, the Conflicts Committee has the authority to reject, approve or recommend that the Board approve any transaction that is a related party transaction, which would include any transaction to which Axar is a party. The Conflicts Committee has retained independent legal and financial advisors to assist in such discussions.

17.
SUBSEQUENT EVENTS

The Company operates certain of its cemeteries under long-term leases, operating agreements and management agreements. On October 1, 2021, the Company terminated one of the management agreements.

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

BUSINESS OVERVIEW

We are one of the leading providers of funeral and cemetery products and services in the death care industry in the United States (“U.S.”). As of September 30, 2021, we operated 301 cemeteries in 24 states and Puerto Rico, of which 271 were owned and 30 were operated under leases, operating agreements or management agreements. We also owned, operated or managed 70 funeral homes in 15 states and Puerto Rico.

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

RECENT EVENTS

The following are key events and transactions that have occurred during 2021 that were material to us and/or facilitate an understanding of our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q:

•
Axar Letter. On September 27, 2021, we announced that we had received the Letter dated September 22, 2021 from Axar in which Axar expressed an interest in pursuing discussions concerning strategic alternatives that may be beneficial to us and our various stakeholders. Axar has engaged Schulte Roth & Zabel LLP as its legal advisor and stated in the Letter that it would engage a financial advisor at the appropriate time. According to the Letter, Axar expects that any such discussions would be conducted with a special committee of the Board, assisted by financial and legal advisors it engages. The Letter also stated that any transaction involving Axar arising from such discussions would be conditioned upon, among other things, approval of the special committee and the Board, the negotiation and execution of mutually satisfactory definitive agreements and customary terms. The Letter also stated that any transaction structured as a take-private transaction would be subject to a closing condition that the approval of holders of a majority of the outstanding shares not owned by Axar or its affiliates be obtained. On September 26, 2021, the Board authorized its Conflicts Committee, which is comprised of independent directors Stephen J. Negrotti, Kevin Patrick and Patricia Wellenbach, to engage in the discussions contemplated by the Letter, including the authority to engage in discussions concerning and to negotiate the terms and provisions of any strategic alternative the Conflicts Committee determines to be appropriate in connection with such discussions. Under its charter, the Conflicts Committee has the authority to reject, approve or recommend that the Board approve any transaction that is a related party transaction, which would include any transaction to which Axar is a party. The Conflicts Committee has retained independent legal and financial advisors to assist in such discussions.
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

Like most businesses world-wide, the COVID-19 Pandemic has impacted us financially. At the start of the COVID-19 Pandemic in early 2020, we saw our pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. However, since May 2020, we experienced at-need sales growth and, since late 2020, we have experienced pre-need sales growth. We believe the implementation of our virtual meeting tools is one of several key steps to mitigate this disruption. Throughout the COVID-19 Pandemic, our cemeteries and funeral homes have largely remained open and available to serve our families in all the locations in which we operate to the extent permitted by local authorities and we expect that this will continue. The Company has leveraged the relationships it has made with the families it has served during its response to the COVID-19 Pandemic, which has directly resulted in new sales leads and increased pre-need sales activity. In addition, as community restrictions have eased and the COVID-19 vaccine became more available, the Company has experienced record growth in its pre-need cemetery sales. However, we had experienced limited location closures due to COVID-19 cases, required quarantines and cleanings. During the year ended December 31, 2020, we incurred costs of approximately $1.0 million related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic.

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

From time to time, on the behalf of Moon, we incurred a higher level of expenses relating to services covered by the MSAs, including location materials and supplies, uniforms, repair of marker damage, customer refunds and payments to third party landscapers and repair shops. These additional payments, which were in addition to the payments specified in the MSAs, were recorded as cemetery operating expenses in the relevant periods and as of September 30, 2021 aggregated $6.0 million. We have the ability to seek reimbursement from Moon for these additional payments as outlined in the MSAs.

On August 12, 2021, Moon and certain of its affiliates filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 7, 2021, Moon and the Company entered into a summary of terms (the “Term Sheet”) pursuant to which (a) Moon would file a motion with the Bankruptcy Court to assume the MSAs, (b) the aggregate amounts due to the Company from Moon under the MSAs for periods prior to the initial bankruptcy filing (the “Pre-Petition Cure Amount”) was at least $5.1 million, (c) the aggregate amount due to the Company from Moon under the MSAs for periods after such filing were at least $572,605 (the “Post-Petition Cure Amount”), (d) payment of the Pre-Petition Cure Amount would be deferred until a later date, but not later than the effective date of any approved reorganization plan, (e) the Company was permitted to set off $42,500 from each bi-weekly payment to Moon under the MSAs as payment against the Post-Petition Cure Amount, with any unpaid balance being paid when the Pre-Petition Cure Amount was paid, (f) upon Bankruptcy Court approval of Moon’s motion to assume the MSAs, the Company would exercise its right to modify the MSAs by taking back responsibility for ground and maintenance services at an additional 53 locations but would otherwise agree not to further exercise such right for a period of 60 days after such approval absent certain breaches by Moon. On October 14, 2021, Moon filed a motion with the Bankruptcy Court seeking approval to assume the MSAs subject to the terms and conditions of the Term Sheet. After a hearing before the Bankruptcy Court on November 4, 2021, the Bankruptcy Court granted Moon’s motion to assume the MSAs, which would normally include an obligation to repay in full both the Pre-Petition Cure Amount and the Post-Petition Cure Amount as a priority claim in the bankruptcy case. However, in its order, the Bankruptcy Court reserved decision on whether the Pre-Petition Cure Amount would be entitled to such priority treatment notwithstanding the assumption of the MSAs, and all interested parties, including the Company, reserved their respective rights with respect to that decision.

Management believes the impact on the Company of Moon’s bankruptcy filing has been partially mitigated because we have taken back the responsibilities under the MSAs for the 214 locations noted above and will take back such responsibilities with respect to an additional 53 locations by early December 2021. However, given the uncertainty associated with the bankruptcy proceedings and the locations for which Moon will continue to be responsible under the MSAs, it is possible that we may continue to experience performance issues and other disruptions in operations at those locations, particularly if it becomes necessary for us to assume the responsibility for servicing those locations in the near future on relatively short notice. In addition, we expect that we will continue to incur additional expenses relating to services covered by the MSAs. If Moon is unable to obtain appropriate financing or reach an agreement to sell its assets and is unable to have a plan of reorganization confirmed by the Bankruptcy Court, we would likely not be able to obtain reimbursement of the Pre-Petition Cure Amount or the Post-Petition Cure Amount.

To date, the disruptions resulting from Moon’s bankruptcy filing have not had, and we do not expect that any additional disruptions it may experience in the future will have, a material adverse effect on our overall business given the number of locations for which we are now and will soon be responsible and our previous relationships, which were established before the transfer of responsibilities to Moon. We continue to closely monitor the overall situation.

•
Divestitures. On May 24, 2021, we completed the Missouri Sale for a total cash purchase price of $720,000, resulting in a loss on sale of $1.7 million for the nine months ended September 30, 2021.

On April 2, 2021, we completed the Clearstone Sale for a net cash purchase price of $6.2 million, subject to certain adjustments. We redeemed an additional $6.7 million of principal amount of the 2024 Notes in accordance with the terms of the 2024 Indenture. The Clearstone Agreement to sell the Clearstone Assets, together with the other divestitures completed in 2020, represented a strategic exit from the West Coast. Therefore, the results of operations of the Clearstone Assets, and of the businesses sold in 2020 for the period before their respective sales, have been presented as discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020. Additionally, all of the assets and liabilities associated with the Clearstone Assets have been classified as held for sale on the accompanying consolidated balance sheet at December 31, 2020.

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

Cemetery Operations

Overview

We are currently the one of the largest owners and operators of cemeteries in the U.S. As of September 30, 2021, we operated 301 cemeteries in 24 states and Puerto Rico. We owned 271 of these cemeteries, and we managed or operated the remaining 30 under leases, operating agreements or management agreements. Revenues from our Cemetery Operations segment accounted for approximately 86% of our total revenues for the three and nine months ended September 30, 2021.

Operating Results

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following tables present operating results for our Cemetery Operations segment for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
			Variance
	2021	2020	$	%
Interments	$21,954	$20,316	$1,638	8%
Merchandise	16,935	15,949	986	6%
Services	17,240	16,078	1,162	7%
Interest income	2,092	2,071	21	1%
Investment and other	12,593	7,606	4,987	66%
Total revenues	70,814	62,020	8,794	14%
Cost of goods sold	11,023	9,624	1,399	15%
Cemetery expense	19,286	16,198	3,088	19%
Selling expense	14,451	13,119	1,332	10%
General and administrative expense	10,534	10,027	507	5%
Depreciation and amortization	1,471	1,556	(85)	(5%)
Total costs and expenses	56,765	50,524	6,241	12%
Segment operating profit	$14,049	$11,496	$2,553	22%

Cemetery interments revenues were $22.0 million for the three months ended September 30, 2021, an increase of $1.6 million and 8% from $20.3 million for the three months ended September 30, 2020. The increase resulted primarily from an increase in pre-need revenues of $1.4 million due to improved productivity of the salesforce. At-need revenues increased $0.8 million or 15% versus the prior year. Additionally, there was a decrease of $0.5 million associated with increased cancellations and promotional discounts.

Cemetery merchandise revenues were $16.9 million for the three months ended September 30, 2021, an increase of $1.0 million and 6% from $15.9 million for the three months ended September 30, 2020. The increase resulted primarily from a $1.0 million increase in at-need revenues and a $0.2 million increase in pre-need turned at-need revenues. These increases were primarily associated with delivery of markers and bases, including those deliveries previously delayed due to the COVID-19 Pandemic. Additionally, there was a decrease of $0.2 million associated with increased cancellations and promotional discounts.

Cemetery service revenues were $17.2 million for the three months ended September 30, 2021, an increase of $1.2 million and 7% from $16.1 million for the three months ended September 30, 2020. The increase resulted from a $0.7 million increase in pre-need turned at-need revenues and a $0.7 million increase in at-need revenues. These increases were primarily associated with the installation of markers, including those previously delayed due to the COVID-19 Pandemic. Additionally, there was a decrease of $0.2 million associated with increased cancellations and promotional discounts.

Investment and other income was $12.6 million for the three months ended September 30, 2021, an increase of $5.0 million and 66% from $7.6 million for the three months ended September 30, 2020. The increase was driven by increases in investment income associated with the merchandise trust and the perpetual care trust of $2.7 million and $1.8 million, respectively. Additionally, there was an increase of $0.2 million in RIA fees earned and a $0.3 million increase in other revenues.

Cost of goods sold was $11.0 million for the three months ended September 30, 2021, an increase of $1.4 million and 15% from $9.6 million for the three months ended September 30, 2020. The increase was primarily the result of increased revenue recognized. As a percentage of cemetery revenue, cost of goods sold was essentially flat at 15.6% for the three months ended September 30, 2021, compared to 15.5% for the three months ended September 31, 2020.

Cemetery expenses were $19.3 million for the three months ended September 30, 2021, an increase of $3.1 million and 19% from $16.2 million for the three months ended September 30, 2020. The increase was due to approximately $2.2 million in general expenditures, including ancillary and other costs associated with the transition of cemetery maintenance back from Moon, coupled with a $0.9 million increase in repairs and maintenance expense.

Selling expenses were $14.5 million for the three months ended September 30, 2021, an increase of $1.3 million and 10% from $13.1 million for the three months ended September 30, 2020. As a percentage of cemetery revenue, selling expenses decreased to 20.4% from 21.2%, notwithstanding a $0.5 million increase in marketing and advertising expense. In 2020, marketing and advertising expense was curtailed in response to the on-going COVID-19 Pandemic. The decrease in selling expenses as a percentage of cemetery revenue was driven by improved efficiencies in our salesforce.

General and administrative expenses were $10.5 million for the three months ended September 30, 2021, an increase of $0.5 million and 5% from $10.0 million for the three months ended September 30, 2020. The increase was primarily the result of a $0.2 million increase in professional fees, including legal fees and settlement costs, a $0.2 million increase in insurance expense, a $0.1 million increase in credit card processing fees associated with increased revenues and $0.3 million increase in other miscellaneous expenses. These increases were offset in part by a $0.3 million decrease in spend associated with one-time purchases of personal protective equipment in the third quarter of 2020.

Depreciation and amortization expenses were $1.5 million for the three months ended September 30, 2021, a decrease of $0.1 million and 5% from $1.6 million for the three months ended September 30, 2020. The decrease was due to routine depreciation and amortization of the associated asset base.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following tables present operating results for our Cemetery Operations segment for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
			Variance
	2021	2020	$	%
Interments	$65,379	$51,542	$13,837	27%
Merchandise	51,004	44,918	6,086	14%
Services	52,219	47,656	4,563	10%
Interest income	6,568	5,723	845	15%
Investment and other	34,752	23,841	10,911	46%
Total revenues	209,922	173,680	36,242	21%
Cost of goods sold	34,642	28,307	6,335	22%
Cemetery expense	55,537	50,375	5,162	10%
Selling expense	43,434	37,376	6,058	16%
General and administrative expense	31,377	28,672	2,705	9%
Depreciation and amortization	4,552	4,815	(263)	(5%)
Total costs and expenses	169,542	149,545	19,997	13%
Segment operating profit	$40,380	$24,135	$16,245	67%

Cemetery interments revenues were $65.4 million for the nine months ended September 30, 2021, an increase of $13.8 million and 27% from $51.5 million for the nine months ended September 30, 2020. The increase resulted from an increase in pre-need revenues of $12.8 million due to improved productivity of the salesforce and an increase in at-need revenues of $2.0 million primarily related to increases in death rates associated with the COVID-19 Pandemic, offset by an increase in cancellations and promotional discounts of $1.0 million.

Cemetery merchandise revenues were $51.0 million for the nine months ended September 30, 2021, an increase of $6.1 million and 14% from $44.9 million for the nine months ended September 30, 2020. The increase resulted from an increase of $5.3 million in at-need revenues and an increase in pre-need turning at-need revenues of $1.0 million, both of which were positively impacted by increased burial rates associated with the COVID-19 Pandemic, offset by an increase in cancellations and promotional discounts of $0.2 million.

Cemetery service revenues were $52.2 million for the nine months ended September 30, 2021, an increase of $4.6 million and 10% from $47.7 million for the nine months ended September 30, 2020. The increase resulted from an increase of $2.1 million in at-need revenues and an increase in pre-need turning at-need revenues of $2.7 million, both of which were positively impacted by the increased burial rates associated with the COVID-19 Pandemic. Additionally, there was a decrease of $0.2 million associated with increased cancellations and promotional discounts.

Investment and other income was $34.8 million for the nine months ended September 30, 2021, an increase of $10.9 million and 46% from $23.8 million for the nine months ended September 30, 2020. The increase was driven by increases in investment income associated with the merchandise trust and the perpetual care trust of $2.5 million and $6.2 million, respectively. Additionally, there was an increase of $1.4 million in RIA fees earned and a $0.8 million increase in other revenues.

Cost of goods sold was $34.6 million for the nine months ended September 30, 2021, an increase of $6.3 million and 22% from $28.3 million for the nine months ended September 30, 2020. The increase was primarily the result of increased revenue recognized. As a percentage of cemetery revenue, cost of goods sold increased slightly to 16.5% for the nine months ended September 30, 2021, compared to 16.3% for the nine months ended September 30, 2020.

Cemetery expenses were $55.5 million for the nine months ended September 30, 2021, an increase of $5.2 million and 10% from $50.4 million for the nine months ended September 30, 2020. The increase was due to approximately $3.5 million in general expenditures, including ancillary and other costs associated with the transition of cemetery maintenance back from Moon, coupled with a $1.5 million increase in repairs and maintenance expense and $0.2 million increase in real estate taxes.

Selling expenses were $43.4 million for the nine months ended September 30, 2021, an increase of $6.1 million and 16% from $37.4 million for the nine months ended September 30, 2020. As a percentage of cemetery revenue, selling expenses decreased to 20.6% from 21.5%, notwithstanding a $1.2 million increase in marketing and advertising expense. In 2020, marketing and advertising expense was curtailed in response to the on-going COVID-19 pandemic. The decrease in selling expenses as a percentage of cemetery revenue was driven by improved efficiencies in our salesforce.

General and administrative expenses were $31.4 million for the nine months ended September 30, 2021, an increase of $2.7 million and 9% from $28.7 million for the nine months ended September 30, 2020. The increase was primarily the result of a $1.4 million increase in insurance costs, a $0.4 million increase in credit card processing fees associated with increased revenues, a $0.3 million increase in payroll and payroll related costs primarily associated with enhanced bonus program for general managers and regional administration, and a $1.2 million increase in other miscellaneous expenses. Those increases were offset by a $0.6 million decrease in spend associated with one-time purchases of personal protective equipment in the third quarter of 2020.

Depreciation and amortization expenses were $4.6 million for the nine months ended September 30, 2021, a decrease of $0.3 million and 5% from $4.8 million for the nine months ended September 30, 2020. The decrease was due to routine depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

As of September 30, 2021, we owned, operated or managed 70 funeral homes. These properties were located in 15 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 14% of our total revenues for the three and nine months ended September 30, 2021.

Operating Results

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following tables present operating results for our Funeral Home Operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
			Variance
	2021	2020	$	%
Merchandise	$6,120	$5,793	$327	6%
Services	5,361	4,900	461	9%
Total revenues	11,481	10,693	788	7%
Merchandise	1,668	1,539	129	8%
Services	4,874	4,775	99	2%
Depreciation and amortization	419	453	(34)	(8%)
Other	3,543	2,834	709	25%
Total expenses	10,504	9,601	903	9%
Segment operating profit	$977	$1,092	$(115)	(11%)

Funeral home merchandise revenues were $6.1 million for the three months ended September 30, 2021, an increase of $0.3 million and 6% from $5.8 million for the three months ended September 30, 2020. The increase resulted from a $0.4 million increase in at-need revenues partially offset by a $0.1 million decrease in pre-need turned at-need revenue.

Funeral home services revenues were $5.4 million for the three months ended September 30, 2021, an increase of $0.5 million and 9% from $4.9 million for the three months ended September 30, 2020. The increase was primarily associated with a $0.6 million increase in at-need revenues, partially offset by a $0.1 million decrease in trust and RIA fees recognized.

Funeral home total expenses were $10.5 million for the three months ended September 30, 2021, an increase of $0.9 million and 9% from $9.6 million for the three months ended September 30, 2020. Funeral home merchandise costs increased $0.1 million or 8%. Funeral home services costs increased $0.1 million or 2%. Other funeral home expenses increased $0.7 million, primarily driven by increases in costs associated with insurance and repairs and maintenance.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following tables present operating results for our Funeral Home Operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
			Variance
	2021	2020	$	%
Merchandise	$17,542	$16,004	$1,538	10%
Services	16,125	14,732	1,393	9%
Total revenues	33,667	30,736	2,931	10%
Merchandise	4,807	4,239	568	13%
Services	14,012	13,594	418	3%
Depreciation and amortization	1,273	1,359	(86)	(6%)
Other	9,801	8,084	1,717	21%
Total expenses	29,893	27,276	2,617	10%
Segment operating profit	$3,774	$3,460	$314	9%

Funeral home merchandise revenues were $17.5 million for the nine months ended September 30, 2021, an increase of $1.5 million and 10% from $16.0 million for the nine months ended September 30, 2020. The increase resulted from a $1.4 million increase in at-need revenues and a $0.1 million increase in pre-need turned at-need revenue.

Funeral home services revenues were $16.1 million for the nine months ended September 30, 2021, an increase of $1.4 million and 9% from $14.7 million for the nine months ended September 30, 2020. The increase was associated primarily with a $0.6 million increase in at-need revenues, a $0.5 million increase in income recognized on merchandise trust, a $0.1 million increase in pre-need turned at-need revenues and a $0.2 million increase in other funeral home revenues.

Funeral home expenses were $29.9 million for the nine months ended September 30, 2021, an increase of $2.6 million and 10% from $27.3 million for the nine months ended September 30, 2020. Funeral home merchandise costs increased $0.6 million or 13%. Funeral home services costs increased $0.4 million or 3%. Other funeral home expenses increased $1.6 million, primarily driven by increases in costs associated with insurance and repairs and maintenance.

Corporate

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Corporate Overhead

Corporate overhead expense was $10.0 million for the three months ended September 30, 2021, an increase of $0.2 million and 2% from $9.8 million for the three months ended September 30, 2020. The increase was primarily related to a $0.2 million increase in stock compensation expense, a $0.2 million increase in telecommunications related expenses, a $0.2 million increase in miscellaneous taxes, a $0.1 million increase in corporate insurance and a $0.1 million increase in professional fees. These increases were partially offset by a $0.3 million decrease in corporate payroll and a $0.3 million decrease in miscellaneous expenses.

Loss on Sale of Business and Other Impairments

For the three months ended September 30, 2021, we recorded a loss of $0.1 million in connection with the Missouri Sale in May 2021. For the three months ended September 30, 2020, there were no such losses.

Other Losses, net

Other losses, net were $0.6 million for the three months ended September 30, 2021and consisted of an impairment charge related to one funeral home. For the three months ended September 30, 2020, there were no such losses.

Interest Expense

Interest expense was $9.3 million for the three months ended September 30, 2021, a decrease of $2.6 million and 22% from $11.9 million for the three months ended September 30, 2020. The change was due to a decrease of $1.9 million related to a lower interest rate on the 2029 Notes and a decrease of $0.7 million due to lower amortization of deferred financing fees.

Income Tax Benefit

Income tax benefit was $0.2 million for the three months ended September 30, 2021, compared to $1.1 million for the three months ended September 30, 2020. The income tax benefit for the three months ended September 30, 2021 was primarily due to the loss from continuing operations. The income tax benefit for the three months ended September 30, 2020 was primarily related to the reduction of deferred tax liabilities due to losses incurred.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Corporate Overhead

Corporate overhead expense was $29.1 million for the nine months ended September 30, 2021, an increase of $2.0 million and 8% from $27.0 million for the nine months ended September 30, 2020. The increase was primarily related to a $0.6 million increase in corporate payroll, which included bonus accruals, a $0.6 million increase in corporate insurance, a $0.4 million increase in stock compensation expense, a $0.3 million increase in miscellaneous taxes, and a $0.2 million increase in telecommunications related expenses. Additionally, there was an increase of $0.5 million related to lower vendor rebates that offset the expense. These increases were offset by a $0.3 million decrease in legal and professional fees and a $0.3 million decrease in corporate office rent.

Loss on Sale of Business and Other Impairments

For the nine months ended September 30, 2021, we recorded a loss of $2.3 million which consisted of a loss of $1.8 million in connection with the Missouri Sale in May 2021 and an impairment of $0.5 million related to property and equipment held for sale. For the nine months ended September 30, 2020, there were no such transactions.

Other Losses, net

Other losses, net were $0.5 million for the nine months ended September 30, 2021 and primarily consisted of an impairment charge related to one funeral home. For the nine months ended September 30, 2020, there were no such losses.

Interest Expense

Interest expense was $29.7 million for the nine months ended September 30, 2021, a decrease of $5.2 million and 15% from $35.0 million for the nine months ended September 30, 2020. The change was due to a decrease of $4.4 million related to a lower interest rate on the 2029 Notes and a decrease of $0.8 million due to lower amortization of deferred financing fees.

Loss on Debt Extinguishment

For the nine months ended September 30, 2021, we recorded a loss of $40.1 million related to the full redemption of the 2024 Notes, which was comprised of an early redemption fee of $18.5 million and the write-off of deferred financing fees and original issue discount of $21.6 million. For the nine months ended September 30, 2020 there was no loss on debt extinguishment.

Income Tax Benefit

Income tax benefit was $11.7 million for the nine months ended September 30, 2021, compared to $3.3 million for the nine months ended September 30, 2020. The income tax benefit for the nine months ended September 30, 2021 was primarily due to the loss from continuing operations. The income tax benefit for the nine months ended September 30, 2020 was primarily related to changes in projected state deferred tax savings related to consolidated state filings as well as the reduction of deferred tax liabilities due to losses incurred.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated statements of cash flows by class of activities in thousands:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$10,427	$3,785
Net cash provided by investing activities	787	43,552
Net cash provided by (used in) financing activities	44,620	(39,500)

Significant Sources and Uses of Cash During the Nine Months Ended September 30, 2021 and 2020

Operating Activities

Net cash provided by operating activities was $10.4 million for the nine months ended September 30, 2021 as compared to $3.8 million during the nine months ended September 30, 2020. The $6.6 million increase in operating cash flows was primarily due to an increase of $17.5 million resulting from a reduction in the net loss excluding non-cash items due to improved operating performance and expense management efforts, offset in part by the change in working capital items which resulted in a net decrease in operating cash flows of $10.9 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2021 was $0.8 million as compared to $43.6 million for the nine months ended September 30, 2020. The cash provided by investing activities for the nine months ended September 30, 2021 was attributable to proceeds from divestitures of $6.5 million, partially offset by capital expenditures for purchases and maintenance of property, plant and equipment of $5.7 million. Net cash provided by investing activities during the nine months ended September 30, 2020 consisted of proceeds from divestitures of $48.3 million, offset in part by cash used for capital expenditures for purchases and maintenance of property, plant and equipment of $4.8 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $44.6 million as compared to $39.5 million of net cash used in financing activities for the nine months ended September 30, 2020. The cash provided by financing activities for the nine months ended September 30, 2021 was primarily due to proceeds from the issuance of the 2029 Notes offset partially by the full redemption of the 2024 Notes and the related early redemption fee and costs of financing. Net cash used in financing activities during the nine months ended September 30, 2020 was primarily due to the redemption of $51.7 million of the 2024 Notes, using proceeds from the Oakmont Sale, the Olivet Sale and other immaterial dispositions, offset in part by $17.0 million of proceeds from the issuance of equity.

The following table summarizes maintenance and expansion capital expenditures for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Maintenance capital expenditures	$1,199	$353	$2,241	$2,030
Expansion capital expenditures	1,115	640	3,434	2,754
Total capital expenditures	$2,314	$993	$5,675	$4,784

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

For the nine months ended September 30, 2021 and 2020, we had $100.5 million and $97.0 million, respectively, of cash receipts from sales attributable to related bond contracts. These amounts do not consider reductions associated with taxes, obtaining costs or other costs.

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

INTEREST-BEARING INVESTMENTS

The interest-bearing investments in our merchandise trusts and perpetual care trusts that are subject to interest rate sensitivity consist of fixed-income securities, money market investments and other short-term investments. As of September 30, 2021, the accumulated fair value of the interest-bearing investments in our merchandise trusts and perpetual care trusts was $44.3 million and $23.5 million, respectively, or 8.1% and 7.0% of the fair value of our total trust assets, respectively.

MARKETABLE EQUITY SECURITIES

The marketable equity securities in our merchandise trusts and perpetual care trusts that are subject to market price sensitivity consist of individual equity securities as well as closed and open-ended mutual funds. As of September 30, 2021, the accumulated fair value of the marketable equity securities in our merchandise trusts and perpetual care trusts was $26.4 million and $13.1 million, respectively, or 4.8% and 3.9% of the fair value of our total trust assets, respectively.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to fifteen years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of September 30, 2021, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 83.2% and 86.9%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $456.2 million and $291.0 million in our merchandise trusts and perpetual care trusts, respectively, as of September 30, 2021, based on net asset value quotes.

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

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2021. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the on-going remediation associated with the material weaknesses in internal control over financial reporting described below.

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

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that the material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of September 30, 2021. Management, with oversight from our Audit Committee, identified and planned actions during the first quarter of 2021 that we believe will remediate these material weaknesses. Management has developed multiple workstreams which correlate to these material weaknesses that include various levels of cross functional management and detail relevant work steps that are assigned, project managed and have defined due dates for completion. Management’s corrective actions are multi-faceted to address each aspect of the respective material weaknesses. Management began to implement the resulting corrective actions during the second quarter of 2021 and progress continued through the third quarter of 2021 and remains on-going. While management’s corrective actions have remediated certain aspects of each material weakness, additional work is necessary to fully remediate the material weaknesses. Once all corrective actions are fully implemented and the controls operate effectively for a sufficient period of time, and are adequately tested through audit procedures, we believe the material weaknesses will be remediated. We will continue to devote significant time and attention, including internal and external resources, to these remedial efforts. For a more comprehensive discussion of Management’s remediation action plans refer to Item 9A., Disclosure Controls and Procedures, of our 2020 Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2021, despite the remote work environment due to the ongoing issues surrounding the COVID-19 Pandemic we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been present at that time, and those remediation efforts remain ongoing. Other than as described above and in greater detail in the Item 9A., Disclosure Controls and Procedures, of our 2020 Annual Report on Form 10-K, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2021, we had $401.8 million of total debt (not including debt issuance costs or capital lease obligations), consisting of $400.0 million of the 2029 Notes and $1.8 million of financed insurance and vehicles. Our indebtedness requires significant interest and principal payments. Subject to certain limitations and the satisfaction of certain conditions contained in the 2029 Indenture, we may also be permitted to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase.

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

In April 2020, we had outsourced all of the grounds and maintenance services at most of the funeral homes and cemeteries we own or manage to Moon. Because we are dependent on Moon to provide these services, disruptions in the supply of these services may be beyond our control. Due to certain liquidity constraints and performance issues experienced by Moon, we have exercised our right under the MSAs to take back the responsibility for the grounds and maintenance services at approximately 61% of the locations we had outsourced to Moon. While we have retained responsibility for certain grounds services at these locations, we have outsourced responsibility for landscaping and other maintenance services to many of the same vendors who had been providing such services as subcontractors to Moon. We are continuing to evaluate Moon’s performance under the MSAs. On August 12, 2021, Moon and certain of its affiliates filed a petition under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Court. On October 7, 2021, Moon and the Company entered into a summary of terms (the “Term Sheet”) pursuant to which (a) Moon would file a motion with the Bankruptcy Court to assume the MSAs, (b) the aggregate amounts due to the Company from Moon under the MSAs for periods prior to the initial bankruptcy filing (the “Pre-Petition Cure Amount”) was at least $5.1 million, (c) the aggregate amount due to the Company from Moon under the MSAs for periods after such filing were at least $572,605 (the “Post-Petition Cure Amount”), (d) payment of the Pre-Petition Cure Amount would be deferred until a later date, but not later than the effective date of any approved reorganization plan, (e) the Company was permitted to set off $42,500 from each bi-weekly payment to Moon under the MSAs as payment against the Post-Petition Cure Amount, with any unpaid balance being paid when the Pre-Petition Cure Amount was paid, (f) upon Bankruptcy Court approval of Moon’s motion to assume the MSAs, the Company would exercise its right to modify the MSAs by taking back responsibility for ground and maintenance services at an additional 53 locations but would otherwise agree not to further exercise such right for a period of 60 days after such approval absent certain breaches by Moon. On October 14, 2021, Moon filed a motion with the Bankruptcy Court seeking approval to assume the MSAs subject to the terms and conditions of the Term Sheet. After a hearing before the Bankruptcy Court on November 4, 2021, the Bankruptcy Court granted Moon’s motion to assume the MSAs, which would normally include an obligation to repay in full both the Pre-Petition Cure Amount and the Post-Petition Cure Amount as a priority claim in the bankruptcy case. However, in its order, the Bankruptcy Court reserved decision on whether the Pre-Petition Cure Amount would be entitled to such priority treatment notwithstanding the assumption of the MSAs, and all interested parties, including the Company, reserved their respective rights with respect to that decision. Even if we obtain Bankruptcy Court approval, or if any of our recently engaged third party vendors is unable to provide adequate services, there is no assurance that we will be able to make alternative arrangements in a timely manner. Given the uncertainty associated with the bankruptcy proceedings and the locations for which Moon will continue to be responsible under the MSAs, it is at least reasonably possible that we may continue to experience performance issues and other disruptions in operations at those locations, particularly if it becomes necessary for the Company to assume the responsibility for servicing those locations in the near future. Under any of these circumstances, our ability to serve our customers and to operate our business may be adversely affected. Moreover, if Moon is unable to obtain appropriate financing or reach an agreement to sell its assets and is unable to have a plan of reorganization confirmed by the Bankruptcy Court, we would likely not be able to obtain reimbursement of the additional payments we have made or may hereafter make on Moon’s behalf under the MSAs.

Newly enacted federal regulations related to the COVID-19 Pandemic will require us to incur additional costs and may have an adverse effect on our operations.

On November 4, 2021, the Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard (the “ETS”) to minimize the risk of COVID-19 transmission in the workplace which generally mandates that all private employers with 100 or more employees, such as StoneMor, require their employees to either get vaccinated by January 4, 2022, or undergo weekly COVID-19 testing. The ETS also requires us to provide paid-time off for our employees to get vaccinated, provide sick leave if needed to recover from any side effects and require face masks for all unvaccinated workers. Even though many of our employees are already vaccinated and our current policies require unvaccinated employees to wear masks, complying with the ETS could be difficult and will require us to incur additional costs. The ETS does not require us to pay for any costs associated with testing; however, depending on state law, we may be required to reimburse our employees who are unvaccinated for the cost of and pay them for time related to weekly COVID-19 testing. In addition, the ETS requires us to determine the vaccination status of each employee, obtain acceptable proof of vaccination, maintain records of each employee’s vaccination status and maintain a roster of each employee’s vaccination status. Further, it is possible that some employees may choose to leave employment over the vaccine or testing requirement. Any such workforce implications may impact our ability to serve our customers and have an adverse effect on our business, financial condition and results of operations.

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

STONEMOR INC.

Date: November 12, 2021	By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer

Date: November 12, 2021	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Senior Vice President and Chief Financial Officer