Form 10-K
period 2021-12-31
Stonemor Inc.
filed 2022-03-31
CIK 1753886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common equity held by non-affiliates was approximately $70.8 million based on $2.62 per share, the closing price per common share as reported on the New York Stock Exchange on June 30, 2021.

At March 21, 2022, the registrant had outstanding 118,337,475 shares of Common Stock, par value $.01 per share.

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

Recent Developments

Axar Letter

On September 27, 2021, the Company announced that it had received a letter (the “Letter”) dated September 22, 2021 from Axar Capital Management, LP (“Axar”) in which Axar expressed an interest in pursuing discussions concerning strategic alternatives that may be beneficial to the Company and its various stakeholders. Axar has engaged Schulte Roth & Zabel LLP as its legal advisor and stated in the Letter that it would engage a financial advisor at the appropriate time. According to the Letter, Axar expected that any such discussions would be conducted with a special committee of the Board of Directors of the Company (the “Board”), assisted by financial and legal advisors engaged by such committee. The Letter also stated that any transaction involving Axar arising from such discussions would be conditioned upon, among other things, approval of the special committee and the Board, the negotiation and execution of mutually satisfactory definitive agreements and customary terms. The Letter also stated that any transaction structured as a take-private transaction would be subject to a closing condition that the approval of holders of a majority of the outstanding shares not owned by Axar or its affiliates be obtained. On September 26, 2021, the Board authorized its Conflicts Committee, which is comprised of independent directors Stephen J. Negrotti, Kevin Patrick and Patricia Wellenbach, to engage in the discussions contemplated by the Letter, including the authority to engage in discussions concerning and to negotiate the terms and provisions of any strategic alternative the Conflicts Committee determines to be appropriate in connection with such discussions. Under its charter, the Conflicts Committee has the authority to reject, approve or recommend that the Board approve any transaction that is a related party transaction, which would include any transaction to which Axar is a party. The Conflicts Committee has retained independent legal and financial advisors to assist in such discussions. Following receipt of the Letter and until recently, the Conflicts Committee and its counsel had engaged in discussions with Axar and Axar’s counsel, which evolved to focus on a potential offer by Axar to acquire the shares of the Company that are not owned by Axar or its affiliates. While these negotiations had been productive, the Conflicts Committee and Axar had not come to agreement on any price that Axar would pay for such shares or on certain other terms of any transaction, and there can be no assurance that any agreement would be reached in the future. Negotiations between the Conflicts Committee and Axar were recently tabled in light of the work undertaken by the Conflicts Committee with respect to the independent review of certain investments by our trusts in which Axar had an interest. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Conflicts Committee may at any time determine to resume such negotiations, but there can be no assurance that even if such negotiations are resumed, any agreement with respect to a take-private transaction will be executed or that this or any other transaction will be approved or consummated. The Company does not undertake any obligation to provide any updates with respect to these matters except as required under applicable law.

Refinancing

On May 11, 2021, the Company issued $400.0 million aggregate principal amount of 8.500% Senior Secured Notes due 2029 (the “2029 Notes”). The gross proceeds from the sale of the 2029 Notes was $389.9 million, less advisor fees, legal fees, mortgage costs and other closing expenses. The 2029 Notes were issued pursuant to an indenture (the “2029 Indenture”), dated as of May 11, 2021, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. Substantially concurrently with the closing of the offering of the 2029 Notes, StoneMor Partners L.P. (the “Partnership”) and Cornerstone Family Services of West Virginia Subsidiary, Inc. (collectively, the “2024 Issuers”) deposited from the net cash proceeds from the offering of the 2029 Notes an amount sufficient to fund the full redemption of the outstanding 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024 (the “2024 Notes”) with Wilmington Trust, National Association (the “2024 Trustee”) as trustee under the Indenture, dated as of June 27, 2019 (as amended, the “2024 Indenture”), among the 2024 Issuers, the guarantors party thereto and the 2024 Trustee governing the 2024 Notes. Upon deposit of such funds with the 2024 Trustee, the 2024 Indenture was satisfied and discharged in accordance with its terms. As a result of the satisfaction and discharge of the 2024 Indenture, the 2024 Issuers and the guarantors of the 2024 Notes, including the Company, have been released from their obligations with respect to the 2024 Indenture and the 2024 Notes, except with respect to those provisions of the 2024 Indenture that, by their terms, survive the satisfaction and discharge of the 2024 Indenture. Refer to Note 9 Long-Term Debt to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) spread worldwide posing public health risks that reached pandemic proportions (including the effect of variants that have developed, the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a significant threat to the health and economic wellbeing of the Company’s employees, customers and vendors. The Company’s operations are deemed essential by the state and local governments in which it operates, with the exception of Puerto Rico, and the Company has been working with federal, state and local government officials to ensure that it continues to satisfy their requirements for offering the Company’s essential services.

The Company’s top priority is the health and safety of its employees and the families it serves. Since the start of the outbreak in the U.S., the Company’s senior management team has taken actions to protect its employees and the families it serves, and to support its field locations as they adapt and adjust to the circumstances resulting from the COVID-19 Pandemic. The operation of all of the Company’s facilities is critically dependent on the employees who staff these locations. To ensure the wellbeing of the Company’s employees and their families, the Company provided all of its employees with detailed health and safety literature on COVID-19, such as the industry-specific guidelines from the Centers for Disease Control and Prevention (the “CDC”) for working with the deceased who were or may have been infected with COVID-19. In addition, the Company’s procurement and safety teams have consistently secured and distributed supplies to ensure that the Company’s locations have appropriate personal protective equipment (“PPE”) and cleaning supplies to provide its essential services, as well as updated and developed new safety-oriented guidelines to support daily field operations. These guidelines include reducing the number of staff present for a service and restricting the number of attendees. The Company also implemented additional safety and precautionary measures as it concerns the businesses’ day-to-day interaction with the families and communities it serves. The Company’s corporate office employees began working from home in March 2020 consistent with CDC guidance to reduce the risks of exposure to COVID-19 while still supporting the field operations. The Company did not experience any significant disruptions to its business as a result of the work from home policies in its corporate office and employees have returned on a hybrid basis. The Company monitors the CDC guidance on a regular basis, continually reviews and updates its processes and procedures and provides updates to its employees as needed to comply with regulatory guidelines.

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

Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially. At the start of the COVID-19 Pandemic in early 2020, the Company saw its pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. However, since May 2020, the Company experienced at-need sales growth, and since late 2020, it has experienced pre-need sales growth. The Company believes the implementation of its virtual meeting tools early on in the COVID-19 Pandemic was one of several key steps that had mitigated this disruption. Throughout the COVID-19 Pandemic, the Company’s cemeteries and funeral homes have largely remained open and available to serve its families in all the locations in which it operates to the extent permitted by local authorities and the Company expects that this will continue. The Company has leveraged the relationships it has made with the families it has served during its response to the COVID-19 Pandemic, which has directly resulted in new sales leads and the increase in pre-need sales activity. In addition, as community restrictions have eased and the COVID-19 vaccine became more widely available, the Company has experienced growth in its pre-need cemetery sales, see “Results of Operations” of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company expects the COVID-19 Pandemic could have an adverse effect on its future results of operations and cash flows depending on COVID-19 variants and case counts. However, the Company cannot presently predict the likely scope and severity of that impact. In the event there are confirmed diagnoses of COVID-19 within a significant number of its facilities, the Company may incur additional costs related to the closing and subsequent cleaning of these facilities and the ability to adequately staff the impacted sites. In addition, the Company’s pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. Alternatively, in the event that COVID-19 case counts continue to normalize and variants become less severe, we would expect to see a reduction in the demand for at-need products and services as well as a reduction in pre-need turning to at-need.

Acquisitions

On January 31, 2022, the Company acquired two cemeteries in Virginia for cash consideration of $5.1 million, pursuant to a definitive agreement signed on March 23, 2021 with Daly Seven, Inc. to acquire four cemeteries for a total purchase price of $5.4 million, subject to customary working capital adjustments. The remaining two cemeteries, which are located in North Carolina, are expected to close in the second quarter of 2022.

On March 1, 2022, the Company acquired one funeral home in Florida for a cash purchase price of $1.7 million and on March 15, 2022, the Company acquired one combination cemetery and funeral home, a separate cemetery and a separate funeral home in West Virginia for a cash purchase price of $11.3 million, in each case subject to customary working capital adjustments.

Products and Service Offerings

We are currently one of the largest owners and operators of cemeteries and funeral homes in the U.S. As of December 31, 2021, we operated 300 cemeteries in 24 states and Puerto Rico. We own 271 of these cemeteries and we manage or operate the remaining 29 under lease, management or operating agreements with the nonprofit cemetery companies that own the cemeteries. As of December 31, 2021, we also owned, operated or managed 69 funeral homes, including 33 located on the grounds of cemetery properties that we own, in 15 states and Puerto Rico.

The cemetery products and services that we sell include the following:

Interment Rights	Merchandise	Services
burial lots	burial vaults	installation of burial vaults
lawn crypts	caskets	installation of caskets
mausoleum crypts	grave markers and grave marker bases	installation of other cemetery merchandise
cremation niches	memorials	other service items
perpetual care rights

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. In 2021, we performed 54,205 burials and sold 21,739 interment spaces (net of cancellations), excluding divested locations. Based on our sales of interment spaces in 2021, our cemeteries have an aggregate average remaining sales life of 282 years.

Our cemetery properties are located in Alabama, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, Virginia, West Virginia and Wisconsin. Our cemetery operations accounted for approximately 86% and 85% of our revenues in 2021 and 2020, respectively.

The funeral home products and services that we sell include the following:

Merchandise	Services
caskets and related items	family consultation
removal and preparation of remains
insurance products
use of funeral home facilities for visitation and prayer services

Our funeral homes are located in Alabama, Florida, Illinois, Indiana, Kansas, Maryland, Mississippi, Missouri, North Carolina, Ohio, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Virginia and West Virginia. Our funeral home operations accounted for approximately 14% and 15% of our consolidated revenues in 2021 and 2020, respectively.

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

Cemetery Operations

As of December 31, 2021, we operated 300 cemeteries. Our Cemetery Operations include sales of cemetery interment rights, merchandise and services and the performance of cemetery maintenance and other services. An interment right entitles a customer to a burial space in one of our cemeteries and the perpetual care of that burial space. Burial spaces, or lots, are parcels of property that hold interred human remains. A burial vault is a rectangular container, usually made of concrete but can also be made of steel or plastic, which sits in the burial lot and in which the casket is placed. The top of the burial vault is buried approximately 18 to 24 inches below the surface of the ground, and the casket is placed inside the vault. Burial vaults prevent ground settling that may create uneven ground surfaces. Ground settling typically results in higher maintenance costs and potential exposure for accidents on the property. Lawn crypts are a series of closely spaced burial lots with preinstalled vaults and may include other improvements, such as landscaping, sprinkler systems and drainage. A mausoleum crypt is an above ground structure that may be designed for a particular customer, which we refer to as a private mausoleum or it may be a larger building that serves multiple customers, which we refer to as a community mausoleum. Cremation niches are spaces in which the ashes remaining after cremation are stored. Cremation niches are often part of community mausoleums; although we sell a variety of cremation niches to accommodate our customers’ preferences.

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

Funeral Home Operations

As of December 31, 2021, we owned, operated or managed 69 funeral homes, 33 of which are located on the grounds of cemetery properties that we own. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, final expense insurance products, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and performance of funeral services and transportation services. Funeral Home Operations primarily generate revenues from at-need sales.

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

Sales Contracts

Pre-need products and services are typically sold on an installment basis. At-need products and services are generally required to be paid for in full in cash by the customer at the time of sale. As a result of our pre-need sales, the backlog of unfulfilled pre-need performance obligations recorded in deferred revenues was $1,056.3 million and $949.2 million at December 31, 2021 and 2020, respectively, excluding amounts classified as held for sale.

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

Human Capital

We recognize that our success depends upon the services and capabilities of all of our people. It is built upon our dedicated, passionate and diverse employees who work and live in the communities we serve. Our goal is to provide a working environment that is welcoming and inclusive, offers competitive pay and benefits, supports the growth and development of our employees and affirms our corporate values and mission. We are committed to ensuring equal employment opportunity and that all of our employment decisions, policies and practices are in accordance with applicable federal, state and local anti-discrimination laws. Our Human Resources team, with oversight from our Board of Directors and its committees, develops and executes programs for compensation and benefits, onboarding and training and performance management.

All full-time employees are eligible for competitive health and welfare benefits, including medical, dental, vision, disability, life insurance and other benefits. Full-time employees in the U.S. can participate in our defined contribution plan under Section 401(k) of the Internal Revenue Code, which provides for a matching contribution of 25 percent of the first three percent of an employee’s contribution. The Company also has a similar type plan for its Puerto Rico employees.

As of December 31, 2021, we employed 1,831 full-time, 146 part-time and 4 temporary employees. 46 of these full-time employees are represented by unions in Illinois, New Jersey and Pennsylvania and are subject to collective bargaining agreements that have expiration dates ranging up to September 2024. We believe that our relationship with our employees is generally favorable. The average tenure of our employees is 5.5 years.

Our current CEO has been in place since July 2018 and our current CFO has been in place since September 2019, following several years of frequent changes in these positions. Our compensation programs are designed to attract, motivate and retain high quality executive officers who will advance our overall business strategies and goals to create and return value to our stockholders. Our compensation programs include short-term elements, such as annual base salaries and cash bonuses, as well as longer term elements such as equity-based awards. We have designed our compensation programs to align the interests of our management and our stockholders.

Our ability to attract and retain a qualified sales force and other personnel is an important factor in achieving success. Buying cemetery and funeral home products and services, especially at-need products and services, is very emotional for most customers, so our sales force must be particularly sensitive to our customers’ needs.

As of December 31, 2021, we employed 373 full-time commissioned salespeople, 48 sales trainees, two part-time commissioned salespeople, 77 salaried sales managers, 15 commission-only sales managers, 37 outside sales counselors and four full-time sales support employees. We had two divisional vice presidents and two divisional vice presidents of operations who report directly to our two divisional presidents. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery sales manager. Our compensation programs for sales staff are comprised of various plans designed to motivate through a variety of compensation components including base wages, commissions, bonuses and overrides. Performance is evaluated according to location budget or individual quotas.

We have made a commitment to the ongoing education and training of our sales force and to salesperson retention in order to provide our customers high quality customer service and in an effort to comply with all applicable laws and requirements. Our salespeople are trained to prioritize our customers’ needs and sell merchandise and services that are in our customers’ best interests. Our training program includes classroom training at regional training locations, field training, web-based modules and participation in industry seminars. Additionally, we place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

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

Within a localized area of competition, we compete primarily for at-need sales because, in general, many of the independently owned, local competitors may not have pre-need sales programs. The number of customers that cemeteries and funeral homes are able to attract is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important factors. The sale of cemetery and funeral home products and services on a pre-need basis has increasingly been used by many companies as an important marketing tool. Due to the importance of reputation and heritage, increases in customer base are usually gained over a long period of time.

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

As of December 31, 2021, we had $400.8 million of total debt (not including capital lease obligations), consisting of $400.0 million of the 2029 Notes and $0.8 million of financed insurance and vehicles. Our indebtedness requires significant interest and principal payments. Subject to certain limitations and the satisfaction of certain conditions contained in the 2029 Indenture, we may also be permitted to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could increase.

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

We and any of our existing and future subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of the 2029 Indenture contains limitations on our ability to incur additional indebtedness, these restrictions will be subject to a number of qualifications and exceptions We have the ability under the 2029 Indenture to incur up to $40 million of additional senior secured debt and we anticipate entering into a revolving credit facility in that amount in the second quarter of 2022. If new debt is added to our or any of our existing and future subsidiaries’ current debt levels, the related risks that we now face could be exacerbated.

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

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a- 15(e) and 13a-15(f), respectively, under the Exchange Act. Effective internal controls are necessary for us to provide timely, reliable and accurate financial reports, identify and proactively correct any deficiencies, material weaknesses or fraud and meet our reporting obligations. As disclosed in Part II, Item 9A. Controls and Procedures of this Annual Report, management identified material weaknesses in our internal control over financial reporting and concluded our disclosure controls and procedures were not effective as of December 31, 2021. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our independent registered public accounting firm also expressed an adverse opinion on the effectiveness of our internal control over financial reporting.

As discussed in Part II, Item 9A. Controls and Procedures of this Annual Report, our remediation efforts to address the material weaknesses in internal control over financial reporting and ineffective disclosure controls and procedures are ongoing and had been delayed primarily due to management turnover and the impact of the COVID-19 Pandemic. We currently expect the remediation of the identified material weaknesses to be completed during 2022. If our planned remediation actions are not successfully implemented or we encounter other difficulties, we might incur significant unexpected expenses in order to perform the Section 404 evaluation and our ability to file timely with the SEC may be adversely impacted. In addition, if our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls occur in the future, we could be required to further restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses or deficiencies, harm our reputation or otherwise cause a decline in investor confidence.

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

As of December 31, 2021, we had net operating loss (“NOL”) carryforwards of approximately $477.0 million for U.S. federal income tax purposes and substantially similar tax assets at the federal and state levels. Along with other previous transfers of our interests, we believe that certain recapitalization transactions completed in 2019 (the “Recapitalization Transactions”) caused a “change of control” for income tax purposes, which may significantly limit our ability to use NOLs and certain other tax assets to offset future taxable income, possibly reducing the amount of cash available to us to satisfy our obligations. The “change of control” rules limit the annual net operating loss deduction in a given year to an amount based on the value of the Company on the change date multiplied by the federal tax exempt bond rate. This makes it more likely for the Company to pay some amount of income tax in the years it has positive taxable income. This limitation also makes it more likely for NOL carryovers to expire unutilized.

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

In addition to an annual review, we assess the impairment of our intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value and therefore not fully recoverable. Recoverability of these assets is measured by a comparison of the carrying amount of the assets to the future net cash flow, undiscounted and without interest, expected to be generated by the assets. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant under-performance relative to historical or projected future operating results, and significant negative industry or economic trends. Based on the results of our impairment tests of our long-lived assets throughout 2021, we concluded that none of our long-lived assets were impaired.

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

Our business may be affected by rising inflation and other issues that affect consumer spending.

Our results of operations are affected by the level of consumer spending and, therefore, by changes in the economic factors that impact consumer spending. Although the rate of inflation has been low in recent years, we are currently experiencing a significant rise in inflation. This and other economic conditions or events, such as a contraction in the financial markets, higher interest rates, high unemployment levels, decreases in consumer disposable income, unavailability of consumer credit, higher consumer debt levels, higher fuel, energy and other commodity costs and product cost increases, could reduce or shift consumer spending generally, which could cause our customers to spend less on the merchandise and services they purchase from us. Reduced consumer spending may also result in reduced demand for our pre-need products and services. A reduction or shift in consumer spending could negatively impact our business, results of operations and financial condition.

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

Our success also depends upon the services and capabilities of our management team. Management establishes the “tone at the top” by which an environment of ethical values, operating style and management philosophy is fostered. The inability of our senior management team to maintain a proper “tone at the top” or the loss of services of one or more members of senior management, as well as the inability to attract qualified managers or other personnel could have a material adverse effect on our business, financial condition and results of operations. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or key employees if their services were no longer available. We do not maintain key employee insurance on any of our executive officers.

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

From time to time, we are party to various claims and legal proceedings, including, but not limited to, claims and proceedings regarding employment, cemetery or burial practices and other litigation. As set forth more fully in Part I, Item 3. Legal Proceedings and Part II, Item 8. Financial Statements and Supplementary Data, Note 14 Commitments and Contingencies of this Annual Report, we are currently subject to state law claims that certain of our officers and directors breached their fiduciary duty to the Company. We could also become subject to additional claims and legal proceedings relating to the factual allegations made in these actions. We are also subject to class or collective actions under the wage and hours provisions of the Fair Labor Standards Act and state wage and hour laws, including, but not limited to, national and state class or collective actions, or putative class or collective actions.

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

Global health concerns, such as the COVID-19 Pandemic, could result in social, economic and labor instability that adversely affect our employee and customer relationships, pre-need sales activity, the value of our trust investments and associated funding obligations, and in so doing adversely affect our business, financial condition, results of operations and cash flows. For example, governmental actions restricting public gatherings and interaction may result in our customers deferring making purchase decisions regarding pre-need arrangements or delaying holding funeral services and may result in our inability to operate our cemeteries and funeral homes, which would have an adverse impact on our business, financial condition, results of operations and cash flows. Although our cemeteries and funeral homes have largely remained open and available to serve our families in all the locations in which we operate to the extent permitted by local authorities, throughout the COVID-19 Pandemic, this may not continue. We have experienced limited location closures due to COVID-19 cases, required quarantines and cleanings. In addition, our pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. Having to adjust our policies and practices to respond to global health concerns could also result in increased operating expenses. We continue to monitor this ongoing public health crisis and its impact on our employees, customers and vendors and the overall economic environment within the U.S. and worldwide, but we cannot presently predict the full scope and severity of the disruptions caused by the COVID-19 Pandemic on our business, financial condition, results of operations and cash flows.

We are subject to legal restrictions on our marketing practices that could reduce the volume of our sales, which could have an adverse effect on our business, operations and financial condition.

The enactment or amendment of legislation or regulations relating to marketing activities may make it more difficult for us to sell our products and services. For example, the federal “do not call” legislation has adversely affected our ability to market our products and services using telephone solicitation, by limiting whom we may call and increasing our costs of compliance. As a result, we rely heavily on direct mail marketing and telephone follow-up with existing contacts. Additional laws or regulations limiting our ability to market through direct mail, over the telephone, through Internet and e-mail advertising or door-to-door may make it difficult to identify potential customers, which could increase our costs of marketing. Both increases in marketing costs and restrictions on our ability to market effectively could reduce our revenues and could have an adverse effect on our business, operations and financial condition, as well as our ability to generate cash to pay our debts.

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

Failure to effectively identify and manage acquisitions and divestitures could have an adverse effect on our results of operations.

We continue to evaluate acquisition opportunities that could strategically fit our business objectives. Refer to “Recent Events” of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our recently completed acquisitions. However, we may not be successful in identifying and acquiring additional cemeteries or funeral homes on terms favorable to us or at all and may face competition from other death care companies in making acquisitions. In addition, if we complete acquisitions, we may encounter various associated risks, including:

•
the failure to achieve our strategic objectives or performance expectations, for example due to the inability to integrate an acquired business into our operations;
•
over-valuation of the companies or assets that we acquire;
•
disputes that may occur with the sellers;
•
failure to effectively monitor compliance with corporate policies and/or regulatory requirements;
•
diversion of management’s attention from other aspects of our business;
•
unanticipated risks or liabilities associated with the acquired company’s operations; and
•
insufficient indemnification from the sellers for liabilities incurred by the acquired companies prior to the acquisitions.

These risks could have a material adverse effect on our operations and financial performance. Moreover, if we acquire cemeteries that do not have an existing pre-need sales program or a significant amount of pre-need products and services that have been sold but not yet purchased or performed, the operation of the cemetery and implementation of a pre-need sales program after acquisition may require significant amounts of working capital. Additionally, we could incur impairment losses on goodwill and intangible assets with an indefinite life or restructuring charges as a result of acquisitions we make.

In addition, during 2021 and 2020, we completed several divestitures as part of an asset sale program designed to divest assets at attractive multiples, reduce debt levels and improve cash flow and liquidity. However, we may not be successful in identifying additional divestiture opportunities on terms acceptable to us and the gains or losses on the divestiture of, or lost operating income from, such assets may affect our earnings. For the year ended December 31, 2021, our Loss from continuing operations before income taxes included a Loss on sale of business and other impairments of $2.3 million.

If our execution and implementation of acquisitions and divestitures is unsuccessful, our financial condition, results of operations and cash flow could be adversely affected. We may also incur asset impairment charges related to divestitures or acquisitions that would reduce our earnings.

RISKS RELATED TO TRUST FUNDS

Our merchandise and perpetual care trust funds own investments in equity securities, fixed income securities, mutual funds and master limited partnerships, which are affected by financial market conditions that are beyond our control.

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into merchandise trusts until such time that we meet the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. In addition, the 2029 Indenture also provides certain limitations on how the assets in the merchandise trusts may be invested. Generally, a majority of the investment earnings generated by the assets in the merchandise trusts, including realized gains and losses, are deferred until the associated merchandise is delivered or the services are performed.

Also, pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. The perpetual care trust principal does not belong to us and must remain in this trust in perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs.

These trust assets are managed by a trustee, which is advised by Cornerstone, our registered investment adviser subsidiary, all under the oversight of the Trust and Compliance Committee of our Board. Cornerstone has engaged three sub-advisers, including Axar, to assist Cornerstone in providing investment recommendations with respect to certain trust assets, on a non-discretionary basis. There is no guarantee that the trustee will achieve its objectives and deliver adequate returns, and the trustee’s investment choices may result in losses. In addition, our returns on these investments are affected by financial market conditions that are beyond our control. If the investments in our trust funds experience significant declines, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise. Pursuant to state law, we may be required to cover any such shortfall in merchandise trusts with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations or cash flows. A substantial portion of our revenue is generated from investment returns that we realize from merchandise and perpetual care trusts. Unstable economic conditions have, at times, caused us to experience declines in the fair value of the assets held in these trusts. Moreover, future cash flows could be negatively impacted if we are forced to liquidate any such investments that are in an impaired position.

If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would be required to record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts.

For more information related to our trust investments, see Note 6 Merchandise Trusts and Note 7 Perpetual Care Trusts to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

We may be required to replenish our funeral and cemetery trust funds in order to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.

In certain states, we have withdrawn allowable distributable earnings from our merchandise trusts, including gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of realized losses or market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2021, we had unrealized losses of approximately $0.5 million in the various trusts within these states, of which $0.4 million were in merchandise trust accounts and $0.1 million were in perpetual care trust accounts. To date, we have not been required to make such deposits; however one state has restricted us from withdrawing otherwise distributable earnings from the perpetual care trust until the accounts recover from losses.

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

We and other deathcare companies that focus on traditional methods of interment face competition from the increasing number of cremations in the U.S. Industry statistics compiled by the Cremation Association of North America indicate that the percentage of cremations has steadily increased. In 2020, the U.S. cremation rate was 56.1%, with an annual growth rate per year over 2015 to 2020 of 1.5%. The cremation rate is projected to increase to 65.2% by 2025 and 72.8% by 2030. Because the products and services associated with cremations, such as niches and urns, produce lower revenues than the products and services associated with traditional interments, a continuing trend toward cremation may reduce our revenues. For the years ended December 31, 2021 and 2020, sales related to cremations represented approximately 5.8% and 7.1%, respectively, of our consolidated revenues.

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

Risks associated with our supply chain could materially adversely affect our financial performance.

We are dependent on our supply chain to supply merchandise to our cemetery and funeral home locations. If our fulfillment network does not operate properly, if a supplier fails to deliver on its commitments, or if delivery networks have difficulty providing capacity to meet demands for their services, we could experience merchandise delivery delays or increased delivery costs, which could lead to lost sales and decreased customer confidence and adversely affect our results of operations. Changes in the costs of procuring commodities used in our merchandise or the costs related to our supply chain, due to inflation or other matters, could adversely affect our results of operations.

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

Axar beneficially owns approximately 74.9% of our outstanding common stock and as a result, has the ability, subject to certain restrictions in a voting agreement, to elect all of the members of our Board of Directors. In addition, subject to certain restrictions in that voting agreement, it will be able to determine the outcome of all other matters requiring stockholder approval, including certain mergers and other material transactions, and will be able to cause or prevent a change in the composition of our Board of Directors or a change in control of our Company that could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company. So long as Axar continues to own a significant amount of our outstanding shares, even if such amount is less than 50%, it will continue to be able to strongly influence all matters requiring stockholder approval, regardless of whether or not other stockholders believe that the transaction is in their own best interests. Axar’s ownership interest also makes us a “controlled company” within the meaning of the New York Stock Exchange (the “NYSE”) listing standards. Our Corporate Governance Guidelines, consistent with the listing standards applicable to companies that are not controlled companies, require that a majority of our directors and all of the members of our Compensation, Nominating and Governance Committee be independent within the meaning of those standards. However, we can amend our Corporate Governance Guidelines in our Board’s discretion, and as a controlled company, we are not subject to the requirement that a majority of our directors and all of the members of our Compensation, Nominating and Governance Committee be independent.

We do not expect to pay dividends on our common stock for the foreseeable future.

The 2029 Indenture governing our 2029 Notes prohibits us from paying any dividends with limited exceptions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

CEMETERIES AND FUNERAL HOMES

The following table summarizes the distribution of our cemetery and funeral home properties by state as of December 31, 2021 as well as the average estimated remaining sales life in years for our cemeteries based upon the number of interment spaces sold during the most recent three years:

	Cemeteries	Funeral Homes	Cemetery Net Acres	Average Estimated Net Sales Life in Years	Number of Interment Spaces Sold in 2021
Alabama	9	6	305	182	1,003
Colorado	2	—	12	647	25
Delaware	1	—	12	382	9
Florida	9	25	278	102	975
Georgia	7	—	135	136	496
Illinois	11	2	438	126	1,055
Indiana	11	4	1,013	281	1,027
Iowa	1	—	89	966	41
Kansas	3	2	84	211	178
Kentucky	2	—	59	140	104
Maryland	10	1	716	194	1,110
Michigan	13	—	818	478	651
Mississippi	2	1	44	317	48
Missouri	3	3	146	142	297
New Jersey	6	—	341	80	994
North Carolina	19	2	619	212	1,447
Ohio	12	2	558	361	942
Oregon	—	—	—	—	72
Pennsylvania	68	8	5,319	389	5,541
Puerto Rico	7	4	209	73	721
Rhode Island	2	—	70	221	27
South Carolina	8	1	395	329	420
Tennessee	11	4	657	173	1,344
Virginia	34	2	1,183	292	1,786
Washington	—	—	—	—	6
West Virginia	33	2	1,404	651	875
Wisconsin	16	—	533	342	545
Total	300	69	15,437	282	21,739

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces as of December 31, 2021 by the average number of interment spaces sold at that cemetery in the three most recent fiscal years. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2021. We defined interment spaces sold in the three most recent fiscal years as:

•
the number of burial lots sold, net of cancellations, over such period;
•
the number of spaces sold over such period in existing mausoleum crypts, net of cancellations; and
•
the number of spaces sold over such period in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of two interment spaces since a double-depth burial lot includes two interment rights. For the same reason we count an unsold double-depth burial lot as two unsold interment spaces. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated the average estimated remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the average number of interment spaces sold in the last three fiscal years, we estimate that our cemeteries have an aggregate average remaining sales life of 282 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2021, grouped by estimated remaining sales life:

	0 - 25 years	26 - 49 years	50 - 100 years	101 - 150 years	151 - 200 years	Over 200 years
Alabama	—	1	—	4	2	2
Colorado	—	—	—	—	2	—
Delaware	—	—	—	—	—	1
Florida	—	—	2	4	—	3
Georgia	1	1	3	—	—	2
Illinois	1	1	1	—	3	5
Indiana	—	1	2	1	1	6
Iowa	—	—	1	—	—	—
Kansas	—	—	—	1	—	2
Kentucky	—	—	—	—	1	1
Maryland	—	2	1	2	1	4
Michigan	1	—	2	3	—	7
Mississippi	2	—	—	—	—	—
Missouri	—	—	—	—	—	3
New Jersey	—	1	—	1	—	4
North Carolina	1	2	1	2	—	13
Ohio	2	—	3	2	—	5
Pennsylvania	12	3	4	4	1	44
Puerto Rico	3	1	—	—	1	2
Rhode Island	—	1	—	—	1	—
South Carolina	—	1	2	2	—	3
Tennessee	—	1	4	—	—	6
Virginia	2	—	1	5	—	26
West Virginia	6	—	2	2	3	20
Wisconsin	1	—	—	1	1	13
Total	32	16	29	34	17	172

We believe that we have either satisfactory title to or valid rights to use all of our cemetery properties. The 29 cemetery properties that we manage or operate under long-term lease, operating or management agreements have nonprofit owners. We believe that these cemeteries have either satisfactory title to or valid rights to use these cemetery properties and that we have valid rights to use these properties under the long-term agreements. Although title to the cemetery properties is subject to encumbrances, such as liens for taxes, encumbrances securing payment obligations, easements, restrictions and immaterial encumbrances, we do not believe that any of these burdens should materially detract from the value of these properties or from our interest in these properties nor should these burdens materially interfere with the use of our cemetery properties in the operation of our business as described above. Many of our cemetery properties are located in zoned regions, and we believe that cemetery use is permitted for those cemeteries: (i) as expressly permitted under applicable zoning ordinances; (ii) through a special exception to applicable zoning designations; or (iii) as an existing non-conforming use.

OTHER

In November 2020, we terminated the lease of our 57,000 square foot corporate office in Trevose, PA. Simultaneously, we executed a new lease of approximately 16,000 square feet for a new corporate office in Bensalem PA, with a new landlord for an eight year term commencing April 1, 2021. In the interim, the new landlord provided a temporary office space at the same location of approximately 5,500 square feet to use during the buildout of the new office space.

We are also tenants under various leases covering office spaces other than our corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

For information regarding our significant pending administrative and judicial proceedings involving regulatory, operating, transactional, environmental, and other matters, see Part II, Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 14 Commitments and Contingencies.

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

HOLDERS

As of March 23, 2022, there were approximately 10,990 holders of record of our common stock.

EQUITY COMPENSATION PLAN

For equity compensation plan information, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report.

PERFORMANCE GRAPH

As a smaller reporting company, we have elected not to provide the performance graph otherwise required by this Item.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 3, 2021	34,700	$2.49	—	$—
Total	34,700	$2.49	—	$—
(1)
Represents shares withheld upon the vesting of awards under the StoneMor 2019 Amended and Restated Long-Term Incentive Plan to satisfy certain tax obligations of the recipients of such awards arising from the vesting thereof and thus may be deemed to have been repurchased by the Company.
(2)
The value of the shares withheld was the closing price of the Company’s common stock on the last trading day before the date on which such shares were withheld.

ITEM 6. [RESERVED]

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

BUSINESS OVERVIEW

We are one of the leading providers of funeral and cemetery products and services in the death care industry in the United States (“U.S.”). As of December 31, 2021, we operated 300 cemeteries in 24 states and Puerto Rico, of which 271 were owned and 29 were operated under leases, operating agreements or management agreements. We also owned, operated or managed 69 funeral homes in 15 states and Puerto Rico.

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

RECENT EVENTS

The following are key events and transactions that have occurred since January 1, 2021 that were material to us and/or facilitate an understanding of our consolidated financial statements contained in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report:

•
COVID-19 Pandemic. See the following section “General Trends and Outlook” of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion on the impact we have seen on our business as a result of the COVID-19 Pandemic.
•
Axar Letter. On September 27, 2021, we announced that we had received the Letter dated September 22, 2021 from Axar in which Axar expressed an interest in pursuing discussions concerning strategic alternatives that may be beneficial to us and our various stakeholders. Axar has engaged Schulte Roth & Zabel LLP as its legal advisor and stated in the Letter that it would engage a financial advisor at the appropriate time. According to the Letter, Axar expected that any such discussions would be conducted with a special committee of the Board, assisted by financial and legal advisors engaged by such committee. The Letter also stated that any transaction involving Axar arising from such discussions would be conditioned upon, among other things, approval of the special committee and the Board, the negotiation and execution of mutually satisfactory definitive agreements and customary terms. The Letter also stated that any transaction structured as a take-private transaction would be subject to a closing condition that the approval of holders of a majority of the outstanding shares not owned by Axar or its affiliates be obtained. On September 26, 2021, the Board authorized its Conflicts Committee, which is comprised of independent directors Stephen J. Negrotti, Kevin Patrick and Patricia Wellenbach, to engage in the discussions contemplated by the Letter, including the authority to engage in discussions concerning and to negotiate the terms and provisions of any strategic alternative the Conflicts Committee determines to be appropriate in connection with such discussions. Under its charter, the Conflicts Committee has the authority to reject, approve or recommend that the Board approve any transaction that is a related party transaction, which would include any transaction to which Axar is a party. The Conflicts Committee has retained independent legal and financial advisors to assist in such discussions. Following receipt of the Letter and until recently, the Conflicts Committee and its counsel had engaged in discussions with Axar and Axar’s counsel, which evolved to focus on a potential offer by Axar to acquire the shares of the Company that are not owned by Axar or its affiliates. While these negotiations had been productive, the Conflicts Committee and Axar had not come to agreement on any price that Axar would pay for such shares or on certain other terms of any transaction, and there can be no assurance that any agreement would be reached in the future. Negotiations between the Conflicts Committee and Axar were recently tabled in light of the work undertaken by the Conflicts Committee with respect to the independent review of certain investments by our trusts in which Axar had an interest. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Conflicts Committee may at any time determine to resume such negotiations, but there can be no assurance that even if such negotiations are resumed, any agreement with respect to a take-private transaction will be executed or that this or any other transaction will be approved or consummated. The Company does not undertake any obligation to provide any updates with respect to these matters except as required under applicable law.

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
•
Moon. In April 2020, we had outsourced all of the grounds and maintenance services at most of the funeral homes and cemeteries we own or manage to Moon Landscaping, Inc. and its affiliate, Rickert Landscaping, Inc. (collectively “Moon”). We also had the right under the MSAs to take back the responsibility for grounds and maintenance services at the locations outsourced to Moon. Due to certain liquidity constraints and performance issues experienced by Moon, we exercised this right with respect to 81 locations effective July 1, 2021, 22 locations effective August 1, 2021, 111 locations effective August 9, 2021, 34 locations effective November 15, 2021 and the remaining locations effective January 7, 2022.

In connection with these changes, we are now using our own equipment to service these locations and rehired the employees Moon had previously hired from us upon execution of the MSAs. These employees are providing certain burial and grounds services for us at these locations using the equipment previously leased to Moon. We are outsourcing substantially all of the landscaping and other maintenance services previously provided by Moon to other vendors who had previously been subcontractors to Moon. We do not anticipate that these changes will have any material impact on the cost of providing the services compared to the amounts that we would have paid to Moon under the MSAs.

On August 12, 2021, Moon and certain of its affiliates filed a petition under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 7, 2021, Moon and the Company entered into a summary of terms (the “Term Sheet”) pursuant to which (a) Moon would file a motion with the Bankruptcy Court to assume the MSAs, (b) the aggregate amounts due to the Company from Moon under the MSAs for periods prior to the initial bankruptcy filing (the “Pre-Petition Cure Amount”) was at least $5.1 million, (c) the aggregate amount due to the Company from Moon under the MSAs for periods after such filing were at least $572,605 (the “Post-Petition Cure Amount”), (d) payment of the Pre-Petition Cure Amount would be deferred until a later date, but not later than the effective date of any approved reorganization plan, (e) the Company was permitted to set off $42,500 from each bi-weekly payment to Moon under the MSAs as payment against the Post-Petition Cure Amount, with any unpaid balance being paid when the Pre-Petition Cure Amount was paid, (f) upon Bankruptcy Court approval of Moon’s motion to assume the MSAs, the Company would exercise its right to modify the MSAs by taking back responsibility for ground and maintenance services at an additional 53 locations but would otherwise agree not to further exercise such right for a period of 60 days after such approval absent certain breaches by Moon. On October 14, 2021, Moon filed a motion with the Bankruptcy Court seeking approval to assume the MSAs subject to the terms and conditions of the Term Sheet. After a hearing before the Bankruptcy Court on November 4, 2021, the Bankruptcy Court granted Moon’s motion to assume the MSAs, which would normally include an obligation to repay in full both the Pre-Petition Cure Amount and the Post-Petition Cure Amount as a priority claim in the bankruptcy case. However, in its order, the Bankruptcy Court reserved decision on whether the Pre-Petition Cure Amount would be entitled to such priority treatment notwithstanding the assumption of the MSAs, and all interested parties, including the Company, reserved their respective rights with respect to that decision.

Management believes the impact on the Company of Moon’s bankruptcy filing has been partially mitigated because, over a period of time, we have taken back the responsibilities under the MSAs for all of the locations managed by Moon. However, in the interim, we have continued to experience performance issues and other disruptions in operations at those locations. In addition, from time to time, on the behalf of Moon, we have incurred a higher level of expenses relating to services covered by the MSAs, including location materials and supplies, uniforms, repair of marker damage, customer refunds and payments to third party landscapers and repair shops. These additional payments, which were in addition to the payments specified in the MSAs, were recorded as cemetery operating expenses in the relevant periods and as of December 31, 2021 aggregated $6.0 million. While we have the ability to seek reimbursement from Moon for these additional payments as outlined in the MSAs, we do not expect to recover any material portion of these amounts.

On February 9, 2022, the Bankruptcy Court converted all of the Debtors’ cases (except the case for Moon Nurseries Inc. (“Moon Nurseries”)) to cases proceeding under Chapter 7 of the Bankruptcy Code, and such conversions occurred on February 11, 2022. The Bankruptcy Court found Moon Nurseries to be a “farmer,” as that term is defined within the Bankruptcy Code, and thus it could not convert that case without the Debtor’s consent. On March 9, 2022, the trustee in the Moon Nurseries case filed a motion to convert that case to a case proceeding under Chapter 7. The Bankruptcy Court granted the trustee’s motion on March 22, 2022 and entered an order on March 31, 2022 converting the Moon Nurseries case to a case proceeding under Chapter 7. In light of the conversion of these cases, we do not believe it is likely that we will be able to obtain reimbursement of the Pre-Petition Cure Amount or the Post-Petition Cure Amount in full.

•
Divestitures and Acquisitions. On May 24, 2021, we completed the Missouri Sale for a total cash purchase price of $720,000, resulting in a loss on sale of $1.8 million for the year ended December 31, 2021.

On April 2, 2021, we completed the Clearstone Sale for a net cash purchase price of $6.2 million, subject to certain adjustments. We redeemed an additional $6.7 million of principal amount of the 2024 Notes in accordance with the terms of the 2024 Indenture. The Clearstone Agreement to sell the Clearstone Assets, together with the other divestitures completed in 2020, represented a strategic exit from the West Coast. Therefore, the results of operations of the Clearstone Assets, and of the businesses sold in 2020 for the period before their respective sales, have been presented as discontinued operations on the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020. Additionally, all of the assets and liabilities associated with the Clearstone Assets have been classified as held for sale on the accompanying consolidated balance sheet at December 31, 2020.

On January 31, 2022, we acquired two cemeteries in Virginia for cash consideration of $5.1 million, pursuant to a definitive agreement signed on March 23, 2021 with Daly Seven, Inc. to acquire four cemeteries for a total purchase price of $5.4 million, subject to customary working capital adjustments. The remaining two cemeteries, which are located in North Carolina, are expected to close in the second quarter of 2022.

On March 1, 2022, the Company acquired one funeral home in Florida for a cash purchase price of $1.7 million and on March 15, 2022, the Company acquired one combination cemetery and funeral home, a separate cemetery and a separate funeral home in West Virginia for a cash purchase price of $11.3 million, in each case subject to customary working capital adjustments.

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

The dotted lines show the medium variant of the UN population projections.

Our World in Data
4 million
3.5 million
3 million
2.5 million
2 million
1.5 million
1 million
500,000
0
2020
2022
2024
2026
2028
2030
2032
2035
Projected births
Projected deaths

Source: United Nations – Population Division (2019 Revision)

OurWorldInData.org/future-population-growth/ • CC BY

Cremations typically cost significantly less than traditional burial services and bring in significantly less revenue and profit for cemeteries and funeral homes. The rising demand for cremations due to cost considerations, increased mobility of the population, environmental reasons, religious considerations and changing consumer preferences present a potential threat to the cemetery services and funeral homes industries. According to the National Funeral Directors Association’s 2021 Cremation & Burial Report, in 2021, the projected burial rate is 36.6%, down from 37.5% in 2020, and the projected cremation rate is 57.5%, up from 56.0% in 2020.

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

Our top priority is the health and safety of our employees and the families we serve. Since the start of the outbreak in the U.S., our Company’s senior management team has taken actions to protect our employees and the families served, and to support our field locations as they adapt and adjust to the circumstances resulting from the COVID-19 Pandemic. The operation of all of our facilities is critically dependent on the employees who staff these locations. To ensure the wellbeing of our employees and their families, we provided all of our employees with detailed health and safety literature on COVID-19, such as the CDC’s industry-specific guidelines for working with the deceased who were or may have been infected with COVID-19. In addition, our procurement and safety teams have consistently secured and distributed supplies to ensure that our locations have appropriate personal protective equipment (“PPE”) and cleaning supplies to provide our essential services, as well as updated and developed new safety-oriented guidelines to support daily field operations. These guidelines include reducing the number of staff present for a service and restricting the size and number of attendees. We also implemented additional safety and precautionary measures as it concerns our businesses’ day-to-day interaction with the families and communities we serve. Our corporate office employees began working from home in March 2020 consistent with CDC guidance to reduce the risks of exposure to COVID-19 while still supporting our field operations. We did not experience any significant disruptions to our business as a result of the work from home policies in our corporate office and employees have returned on a hybrid basis. We monitor the CDC guidance on a regular basis, continually review and update our processes and procedures and provide updates to our employees as needed to comply with regulatory guidelines.

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

Like most businesses world-wide, the COVID-19 Pandemic has impacted us financially. At the start of the COVID-19 Pandemic in early 2020, we saw our pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. However, since May 2020, we have experienced at-need sales growth, and since late 2020, we have experienced pre-need sales growth. We believe the implementation of our virtual meeting tools early on in the COVID-19 Pandemic was one of several key steps to mitigate this disruption. Throughout the COVID-19 Pandemic, our cemeteries and funeral homes have largely remained open and available to serve our families in all the locations in which we operate to the extent permitted by local authorities, and we expect that this will continue. We have leveraged the relationships we have made with the families we have served during our response to the COVID-19 Pandemic, which has directly resulted in new sales leads and the increase in pre-need sales activity. In addition, as community restrictions have eased and the COVID-19 vaccine became widely available, we have experienced growth in our pre-need cemetery sales, see “Results of Operations” section below.

We expect the COVID-19 Pandemic could have an adverse effect on our future results of operations and cash flows depending on COVID-19 variants and case counts. However we cannot presently predict, with certainty, the scope and severity of that impact. In the event there are confirmed diagnoses of COVID-19 within a significant number of our facilities, we may incur additional costs related to the closing and subsequent cleaning of these facilities and the ability to adequately staff the impacted sites. In addition, our pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. Alternatively, in the event that COVID-19 case counts continue to normalize and variants become less severe, we would expect to see a reduction in the demand for at-need products and services as well as a reduction in pre-need turning to at-need.

Business Strategies

Our management identified key areas of strategic improvement as part of its turnaround strategy in 2018, which has allowed us to realize upside in our operational and financial performance. We believe that the implementation of these key strategic initiatives allowed us to succeed during the tumultuous environment associated with the COVID-19 Pandemic. The key pillars of the turnaround strategy included:

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
o
Explore new product offerings to cater to evolving customer demands including cremation products; and
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

Cemetery Operations

Overview

We are currently one of the largest owners and operators of cemeteries in the United States of America. As of December 31, 2021, we operated 300 cemeteries in 24 states and Puerto Rico. We own 271 of these cemeteries, and we manage or operate the remaining 29 under leases, operating agreements or management agreements. Revenues from our Cemetery Operations segment accounted for approximately 86% and 85% of our consolidated revenues during the years ended December 31, 2021 and 2020, respectively.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table presents operating results for our Cemetery Operations segment for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
			Variance
	2021	2020	$	%
Interments	$85,734	$67,853	$17,881	26%
Merchandise	68,095	60,600	7,495	12%
Services	70,314	65,701	4,613	7%
Interest income	8,455	7,763	692	9%
Investment and other	46,352	35,969	10,383	29%
Total revenues	278,950	237,886	41,064	17%
Cost of goods sold	51,746	40,119	11,627	29%
Cemetery expense	76,464	68,654	7,810	11%
Selling expense	58,962	49,668	9,294	19%
General and administrative expense	42,018	37,970	4,048	11%
Depreciation and amortization	5,997	6,474	(477)	(7%)
Total costs and expenses	235,187	202,885	32,302	16%
Segment operating profit	$43,763	$35,001	$8,762	25%

Cemetery interments revenues were $85.7 million for the year ended December 31, 2021, an increase of $17.9 million and 26% from $67.9 million for the year ended December 31, 2020. The increase in cemetery interments revenues resulted from an increase in pre-need revenues of $15.9 million due to improved productivity of the salesforce and an increase in at-need revenues of $2.7 million primarily related to increases in death rates associated with the COVID-19 Pandemic and the aging Baby Boomer generation, offset by an increase in cancellations and promotional discounts of $0.7 million.

Cemetery merchandise revenues were $68.1 million for the year ended December 31, 2021, an increase of $7.5 million and 12% from $60.6 million for the year ended December 31, 2020. The increase in cemetery merchandise revenues resulted from an increase of $5.2 million in at-need revenues and an increase in pre-need turning at-need revenues of $2.4 million, both of which were positively impacted by increased burial and death rates associated, in part, with the COVID-19 Pandemic, offset by an increase in cancellations and promotional discounts of $0.1 million.

Cemetery services revenues were $70.3 million for the year ended December 31, 2021, an increase of $4.6 million and 7% from $65.7 million for the year ended December 31, 2020. The increase in cemetery services revenues resulted from an increase of $2.8 million in at-need revenues and an increase in pre-need turning at-need revenues of $1.9 million, both of which were positively impacted by the increased burial and death rates associated, in part, with the COVID-19 Pandemic, offset by an increase of $0.1 million associated with cancellations and promotional discounts.

Investment and other income was $46.4 million for the year ended December 31, 2021, an increase of $10.4 million and 29% from $36.0 million for the year ended December 31, 2020. The increase was driven by increases in investment income associated with the merchandise trust and the perpetual care trust of $4.6 million and $3.2 million, respectively. Additionally, there was an increase of $2.2 million in RIA fees earned and a $0.4 million increase in other revenues.

Cost of goods sold was $51.7 million for the year ended December 31, 2021, an increase of $11.6 million and 29% from $40.1 million for the year ended December 31, 2020. The increase was primarily the result of increased revenue recognized, the rising costs of vaults and markers associated with supply chain constraints and a result of casket inventory impairment of $1.8 million. Cost of goods sold, as a percentage of cemetery interments, merchandise and services revenues, increased to 23.1% for the year ended December 31, 2021 compared to 20.7% for the year ended December 31, 2020.

Cemetery expenses, which include maintenance and landscaping costs as well as certain facility related expenses, were $76.5 million for the year ended December 31, 2021, an increase of $7.8 million and 11% from $68.7 million for the year ended December 31, 2020. The increase was driven by an increase of $2.9 million in repairs and maintenance expenditures, representing strategic re-investment into the cemetery properties. The remaining increase of $4.9 million was primarily related to additional costs associated with the transition of cemetery maintenance back from Moon, including costs related to subcontracted landscapers and third-party interment companies, rental equipment and marker repairs, all driven by the under-performance of Moon.

Selling expenses were $59.0 million for the year ended December 31, 2021, an increase of $9.3 million and 19% from $49.7 million for the year ended December 31, 2020. An increase of $2.4 million was related to strategic targeted advertising spend utilized to drive revenue and sales production growth, and the remaining increase of $6.9 million was primarily related to increases in cemetery revenues. Selling expenses as a percentage of cemetery interments, merchandise and services revenues increased to 26.3% for the year ended December 31, 2021, compared to 25.6% for the year ended December 31, 2020.

General and administrative expenses were $42.0 million for the year ended December 31, 2021, an increase of $4.0 million and 11% from $38.0 million for the year ended December 31, 2020. The increase was primarily the result of a $1.8 million increase in insurance costs, a $1.2 million increase in payroll and related costs, primarily associated with enhanced bonus programs for general managers and regional administration, a $0.5 million increase in credit card processing fees associated with increased revenues and a $1.1 million increase in other miscellaneous expenses. Those increases were offset by a $0.6 million decrease in spend associated with one-time purchases of personal protective equipment in 2020.

Depreciation and amortization expenses were $6.0 million for the year ended December 31, 2021, a decrease of $0.5 million and 7% from $6.5 million for the year ended December 31, 2020. The change was due to routine depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

As of December 31, 2021, we owned, operated or managed 69 funeral homes located in 15 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 14% and 15% of our consolidated revenues during the years ended December 31, 2021 and 2020, respectively.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table presents operating results for our Funeral Home Operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
			Variance
	2021	2020	$	%
Merchandise	$22,949	$21,637	$1,312	6%
Services	20,943	20,016	927	5%
Total revenues	43,892	41,653	2,239	5%
Merchandise	6,285	5,872	413	7%
Services	19,283	18,078	1,205	7%
Depreciation and amortization	1,686	1,824	(138)	(8%)
Other	12,974	10,839	2,135	20%
Total expenses	40,228	36,613	3,615	10%
Segment operating profit	$3,664	$5,040	$(1,376)	(27%)

Funeral home merchandise revenues were $22.9 million for the year ended December 31, 2021, an increase of $1.3 million and 6% from $21.6 million for the year ended December 31, 2020. The increase resulted from a $1.4 million increase in at-need revenues offset by a $0.1 million decrease in pre-need turned at-need revenue.

Funeral home services revenues were $20.9 million for the year ended December 31, 2021, an increase of $0.9 million and 5% from $20.0 million for the year ended December 31, 2020. The increase was associated primarily with a $0.5 million increase in income recognized on merchandise trust, a $0.1 million increase in at-need revenues, a $0.1 million increase in pre-need turned at-need revenues and a $0.2 million increase in other funeral home revenues.

Funeral home total expenses were $40.2 million for the year ended December 31, 2021, an increase of $3.6 million and 10% from $36.6 million for the year ended December 31, 2020. Funeral home service costs increased $1.2 million or 7%, driven largely by enhanced compensation plans for general managers and funeral sales teams, along with increased overtime costs and contract removal costs as death rates grew. Additionally, other funeral costs increased $2.1 million, which included a $0.4 million increase in insurance costs, a $0.3 million increase in repairs and maintenance associated with strategic investment into our funeral homes and a $1.4 million increase in other facility related expenditures, such as utilities, supplies and landscaping.

Corporate

Operating Results

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Corporate Overhead

Corporate overhead expense was $39.9 million for the year ended December 31, 2021, an increase of $4.0 million and 11% from $36.0 million for the year ended December 31, 2020. The change was due to the following:

•
$0.9 million increase in payroll and payroll related costs, largely associated with enhanced compensation programs;
•
$0.7 million increase in corporate insurance costs related primarily to D&O coverage;
•
$0.6 million increase in costs associated with stock-based compensation programs;
•
$0.5 million increase in printing and stationery costs to support sales efforts;
•
$0.4 million increase in professional fees and legal fees, including those costs related to the work performed by the conflicts committee of the Board of Directors related to strategic plan review;
•
$0.4 million increase in franchise tax expenses;
•
$0.2 million increase in costs associated with acquisition analysis and due diligence; and
•
$0.3 million increase in miscellaneous other expenses.

Loss on Sale of Business and Other Impairments

For the year ended December 31, 2021, we recorded a loss of $2.3 million which consisted of a loss of $1.8 million in connection with the Missouri Sale in May 2021 and an impairment of $0.5 million related to property and equipment held for sale. For the year ended December 31, 2020, there were no such transactions.

Other (Losses) Gains, Net

Other losses, net were $1.0 million for the year ended December 31, 2021, compared to other gains, net of $0.1 million for the year ended December 31, 2020. Other losses, net for the year ended December 31, 2021 primarily consisted of a $0.5 million impairment related to the termination of a management agreement and a $0.5 million impairment of vaults.

Interest Expense

Interest expense was $39.0 million for the year ended December 31, 2021, a decrease of $6.6 million and 14% from $45.5 million for the year ended December 31, 2020. The change was due to a decrease of $5.1 million related to a lower interest rate on the 2029 Notes and a decrease of $1.5 million due to lower amortization of deferred financing fees.

Loss on Debt Extinguishment

For the year ended December 31, 2021, we recorded a loss of $40.1 million related to the full redemption of the 2024 Notes, which was comprised of an early redemption fee of $18.5 million and the write-off of deferred financing fees and original issue discount of $21.6 million. For the year ended December 31, 2020, there was no loss on debt extinguishment.

Income Tax Benefit

Income tax benefit was $18.4 million for the year ended December 31, 2021 compared to $4.9 million for the year ended December 31, 2020. The income tax benefit for the year ended December 31, 2021 was primarily related to tax benefits realized due to the loss from operations and the 2021 debt refinancing transaction. The income tax benefit for the year ended December 31, 2020 was primarily related to changes in projected federal deferred tax savings related to filing a consolidated federal return.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations, proceeds from asset sales and the remaining proceeds from the sale of the 2029 Notes. In addition, we anticipate entering into a $40 million senior secured revolving credit facility in the second quarter of 2022 to provide additional liquidity. Our primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds, debt service and acquisitions. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution related, which will reduce the amount of additional borrowings or asset sales needed.

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

Cash Flows

The following table summarizes our consolidated statements of cash flows by class of activities (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$2,626	$1,360
Net cash (used in) provided by investing activities	(5,016)	50,983
Net cash provided by (used in) financing activities	42,597	(49,020)

Significant sources and uses of cash during the Years Ended December 31, 2021 and 2020

Operating Activities

Net cash provided by operating activities was $2.6 million for the year ended December 31, 2021 compared to $1.4 million during the year ended December 31, 2020. The $1.3 million favorable change in operating cash flow was primarily due to an increase of $11.6 million resulting from a reduction in the net loss excluding non-cash items due to improved operating performance and expense management efforts, offset in part by the change in working capital items which in the aggregate reduced operating cash flows by $10.4 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $5.0 million compared to net cash provided by investing activities of $51.0 million the for the year ended December 31, 2020. The cash used in investing activities for the year ended December 31, 2021 was attributable to capital expenditures of $12.0 million, offset in part by proceeds from divestitures of $7.0 million. Net cash provided by investing activities during the year ended December 31, 2020 consisted of proceeds from the divestitures of discontinued operations of $57.3 million, offset in part by capital expenditures of $6.4 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $42.6 million, compared to net cash used in financing activities of $49.0 million for the year ended December 31, 2020. The cash provided by financing activities for the year ended December 31, 2021 was primarily due to proceeds from the issuance of the 2029 Notes offset partially by the full redemption of the 2024 Notes and the related early redemption fee and costs of financing. Net cash used in financing activities for the year ended December 31, 2020 consisted of the redemption of $60.0 million of the 2024 Notes, using proceeds from the Oakmont Sale, the Olivet Sale and the Remaining California Sale, financing costs of $4.2 million related to the debt amendment in April 2020 and principal payments of $1.6 million on our finance leases. This was offset in part by $17.0 million of proceeds from the issuance of equity to Axar.

Capital Expenditures

The following table summarizes maintenance and expansion capital expenditures for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Maintenance capital expenditures	$6,961	$2,268
Expansion capital expenditures	5,034	4,092
Total capital expenditures	$11,995	$6,360

Contractual Obligations

In the normal course of business, we enter into various contractual and contingent obligations that impact or could impact our liquidity. We have contractual obligations requiring future cash payments related to debt maturities, interest on debt, operating lease and finance lease agreements, lease and management agreements, liabilities to purchase merchandise related to our pre-need sales contracts and capital commitments to private credit funds.

In addition to these contractual obligations, we have potential funding obligations related to our merchandise and service trusts. In certain states, we have withdrawn allowable distributable earnings including unrealized gains prior to the maturity or cancellation of the related contract. In the event that our trust investments do not recover from market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions when trust fund values drop below certain prescribed amounts. As of December 31, 2021, we had unrealized losses of $0.5 million in the various trusts within these states.

Long-Term Debt

On May 11, 2021, we issued $400.0 million aggregate principal amount of 8.500% Senior Secured Notes due 2029 and used a substantial portion of the proceeds to fund the redemption of all of our outstanding 2024 Notes. Interest on the 2029 Notes accrues at a rate of 8.5% per year, payable in cash semiannually, in arrears, on May 15 and November 15 of each year, beginning on November 15, 2021. As of December 31, 2021, future interest payments on the 2029 Notes total $250.8 million. For further details on our 2029 Notes, see Note 9 Long-Term Debt of Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

Leases

We leases variety of assets such as office space, funeral homes, warehouses and equipment through both operating and financing leases. As of December 31, 2021, the total amount of future lease payments under operating leases, which had a weighted average remaining lease term of 5.6 years, was $8.0 million, of which $1.7 million is short-term. As of December 31, 2021, the total amount of future lease payments under finance leases, which had a weighted average remaining lease term of 1.6 years, was $3.2 million, of which $2.1 million is short-term. For further details on our leases, see Note 15 Leases of Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

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

The fixed rent for lease years 6 through 11, an aggregate of $6.0 million, is deferred. If prior to May 31, 2025, the Archdiocese terminates the agreements pursuant to its terms during lease year 11 or we terminate the agreements as a result of a default by the Archdiocese, we are entitled to retain the deferred fixed rent. If the agreements are not terminated, the deferred fixed rent will become due and payable on or before June 30, 2025.

Deferred Revenues

Revenues from the sale of services and merchandise as well as any investment income from the merchandise trusts is deferred until such time that the services are performed or the merchandise is delivered. As a result of our pre-need sales, the backlog of unfulfilled pre-need performance obligations recorded in deferred revenues was $1,056.3 million at December 31, 2021. This balance represents the revenues to be recognized from the total performance obligations on our customer contracts.

Unfunded Commitments

At December 31, 2021, we had $179.7 million in unfunded capital commitments to private credit funds that are callable at any time during the lockup periods, which range from zero to fifteen years with four potential one year extensions at the discretion of the funds’ general partners and which will be funded using existing trust assets. For further details on our merchandise trusts and perpetual trusts, see Part II, Item 8. Financial Statements and Supplementary Data – Note 6 Merchandise Trusts and Note 7 Perpetual Care Trusts of this Annual Report.

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

For the years ended December 31, 2021 and 2020, we had $101.4 million and $97.5 million, respectively, of cash receipts from sales attributable to related bond contracts. These amounts do not consider reductions associated with taxes, obtaining costs or other costs.

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

For further details on our allowance for doubtful accounts, see Part II, Item 8. Financial Statements and Supplementary Data – Note 1 General and Note 3 Accounts Receivable, Net of Allowance.

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

For further details on our other-than-temporary impairment of our trust assets, see Part II, Item 8. Financial Statements and Supplementary Data – Note 1 General, Note 6 Merchandise Trusts and Note 7 Perpetual Care Trusts.

Trust Investments – Direct Loans

The trusts, may, from time to time, extend credit to third party companies as part of its overall investment strategy. The amounts outstanding on loans are referred to as direct loans and are included in trust investments on the consolidated balance sheets. It is the trusts’ expectation that the loans originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk, some or all of certain exposures may be sold. Loans for which the trusts have the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”). If a trust no longer has the intent or ability to hold a loan for the foreseeable future, then the loan is transferred to held for sale (“HFS”). Loans entered into with the intent to resell are classified as HFS.

The trusts account for direct loans at amortized cost, net of unamortized origination fees, if any. The trusts evaluate the collectability of both interest and principal for each loan to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, a trust determines it is probable that it will be unable to collect amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the financial asset to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the estimated fair value of the underlying collateral, less costs to sell, if the loan is collateralized and the applicable trust expects repayment to be provided solely by the collateral. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower’s credit risk, financial performance, expected sales, and estimated fair value of the collateral.

For further details on our trust investments in direct loans, see Part II, Item 8. Financial Statements and Supplementary Data – Note 1 General, Note 6 Merchandise Trusts and Note 7 Perpetual Care Trusts.

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

As of December 31, 2021, we had federal and state NOL carryforwards of approximately $477.0 million and $618.0 million, respectively, a portion of which expires annually. We believe the Recapitalization Transactions caused a “change of control” for income tax purposes under the applicable provisions of the Internal Revenue Code of 1986, as amended, which may significantly limit our ability to use such federal NOL carryforwards to offset future taxable income. The “change of control” rules limit the annual net operating loss deduction in a given year to an amount based on the value of the Company on the change date multiplied by the federal tax exempt bond rate. This makes it more likely for the Company to pay some amount of income tax in the years it has positive taxable income. This limitation also makes it more likely for NOL carryovers to expire unutilized.

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

For further details on our contingencies, see Part II, Item 8. Financial Statements and Supplementary Data–Note 14 Commitments and Contingencies.

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

For additional information on the investments in our merchandise trusts and perpetual trusts, see Part II, Item 8. Financial Statements and Supplementary Data – Note 6 Merchandise Trusts and Note 7 Perpetual Care Trusts of this Annual Report.

INTEREST-BEARING INVESTMENTS

The interest-bearing investments in our merchandise trusts and perpetual care trusts that are subject to interest rate sensitivity consist of fixed-income securities, money market investments and other short-term investments. As of December 31, 2021, the accumulated fair value of the interest-bearing investments in our merchandise trusts and perpetual care trusts was $51.2 million and $25.7 million, respectively, or 9.0% and 7.6% of the fair value of our total trust assets, respectively.

MARKETABLE EQUITY SECURITIES

The marketable equity securities in our merchandise trusts and perpetual care trusts that are subject to market price sensitivity consist of individual equity securities as well as closed and open-ended mutual funds. As of December 31, 2021, the accumulated fair value of the marketable equity securities in our merchandise trusts and perpetual care trusts was $16.0 million and $8.4 million, respectively, or 2.8% and 2.5% of the fair value of our total trust assets, respectively.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from one to 30 days, and private credit funds, which have lockup periods ranging from zero to fifteen years with four potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of December 31, 2021, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 84.4% and 87.8%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $479.1 million and $297.6 million in our merchandise trusts and perpetual care trusts, respectively, as of December 31, 2021, based on net asset value quotes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STONEMOR INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

StoneMor Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of StoneMor Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Evaluation of Loan Held for Investment

As described in Note 6, Note 7, and Note 17 to the financial statements, the Company, through its merchandise and perpetual care trust funds, enters into financing arrangements in the form of direct loans, which are measured at amortized cost and classified as loans held for investment. These loans are included in the Other investment funds category of the Company’s merchandise and perpetual care trusts footnote disclosures. Included in the Company’s investments is a $30 million participation in a debt facility issued by an affiliate of the Company who recently emerged from bankruptcy. The loan matures in 2024 and its interest is fully paid-in-kind. The Company evaluates its direct loans for impairment and considers a loan to be impaired when, based on current information and events, it determines it is probable that it will be unable to collect amounts due according to the existing contractual terms. Considering the contractual repayment terms of the loan, the Company engaged outside specialists to independently estimate the value of the loan and its collateral and concluded that the loan was not impaired. We identified the Company’s evaluation of the loan for potential impairment as a critical audit matter.

The principal consideration for our determination that the evaluation of the loan for potential impairment is a critical audit matter is that the estimation of the investment’s fair value by management requires significant judgments and is based on significant assumptions relating to the discount rate applied in the fair value model, market multiples selected, and prospective financial information used in estimating the fair value of the loan’s collateral.

Our audit procedures related to the Company’s evaluation of the loan for potential impairment included the following, among others:

•
We conducted walkthroughs of the design and implementation of controls relating to the Company’s monitoring activities, evaluation for potential impairment, and disclosure of related party transactions.
•
We tested management’s process to evaluate potential impairment indicators with respect to the loan, including the determination to engage an outside specialist.
•
With the assistance of valuation specialists, we tested the Company’s estimate of the fair value of the loan and its underlying collateral, including evaluating the reasonableness of significant assumptions such as the discount rate, market multiples, and prospective financial information impacting the valuation of the loan’s collateral. We also evaluated the qualifications of management’s specialist and the appropriateness of methodology utilized.
•
We agreed inputs to the financial information and capitalization tables used in the valuation to supporting documentation.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Philadelphia, Pennsylvania

March 31, 2022

STONEMOR INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$83,882	$39,244
Restricted cash	16,415	20,846
Accounts receivable, net of allowance	62,220	57,869
Prepaid expenses	6,971	5,290
Assets held for sale	—	28,575
Other current assets	11,459	16,884
Total current assets	180,947	168,708

Long-term accounts receivable, net of allowance	72,309	75,301
Cemetery property	296,758	299,526
Property and equipment, net of accumulated depreciation	82,610	83,496
Merchandise trusts, restricted, at fair value	567,853	501,453
Perpetual care trusts, restricted, at fair value	339,138	312,228
Deferred selling and obtaining costs	124,023	116,900
Deferred tax assets	21	9
Intangible assets, net	54,023	55,094
Other assets	23,462	22,248
Total assets	$1,741,144	$1,634,963

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$44,704	$51,718
Liabilities held for sale	—	23,406
Accrued interest	4,344	95
Current portion, long-term debt	762	317
Total current liabilities	49,810	75,536

Long-term debt, net of deferred financing costs	389,401	320,715
Deferred revenues	1,056,260	949,164
Deferred tax liabilities	10,878	29,652
Perpetual care trust corpus	339,138	312,228
Other long-term liabilities	41,399	40,081
Total liabilities	1,886,886	1,727,376
Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 118,290,600 and 117,871,141 shares issued and outstanding, respectively	1,182	1,178
Paid-in capital in excess of par value	(83,286)	(85,232)
Accumulated deficit	(63,638)	(8,359)
Total stockholders' equity	(145,742)	(92,413)
Total liabilities and stockholders' equity	$1,741,144	$1,634,963
See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenues:
Cemetery:
Interments	$85,734	$67,853
Merchandise	68,095	60,600
Services	70,314	65,701
Investment and other	54,807	43,732
Funeral home:
Merchandise	22,949	21,637
Services	20,943	20,016
Total revenues	322,842	279,539
Costs and Expenses:
Cost of goods sold	51,746	40,119
Cemetery expense	76,464	68,654
Selling expense	58,962	49,668
General and administrative expense	42,018	37,970
Corporate overhead	39,930	35,975
Depreciation and amortization	8,082	9,152
Funeral home expenses:
Merchandise	6,285	5,872
Services	19,283	18,078
Other	12,974	10,839
Total costs and expenses	315,744	276,327

Loss on sale of business and other impairments	(2,307)	—
Other (losses) gains, net	(1,016)	129
Operating income	3,775	3,341
Interest expense	(38,974)	(45,537)
Loss on debt extinguishment	(40,128)	—
Loss from continuing operations before income taxes	(75,327)	(42,196)
Income tax benefit	18,370	4,855
Net loss from continuing operations	(56,957)	(37,341)
Discontinued operations (Note 2):
Income from operations of discontinued businesses	1,678	28,982
Income tax expense	—	—
Net income from discontinued operations	1,678	28,982
Net loss	$(55,279)	$(8,359)

Net loss from continuing operations per common share (basic)	$(0.48)	$(0.35)
Net income from discontinued operations per common share (basic)	0.01	0.27
Net loss per common share (basic)	$(0.47)	$(0.08)

Net loss from continuing operations per common share (diluted)	$(0.48)	$(0.35)
Net income from discontinued operations per common share (diluted)	0.01	0.27
Net loss per common share (diluted)	$(0.47)	$(0.08)

Weighted average number of common shares outstanding - basic	117,998	106,991
Weighted average number of common shares outstanding - diluted	117,998	106,991

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Series A Preferred Stock		Common Stock
	Number of Series A Preferred Shares	Par Value of Series A Preferred Shares	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Total
December 31, 2019	—	$—	94,447,356	$944	$(103,434)	$—	$(102,490)
Issuance of Series A Preferred Stock	176	—	—	—	8,800	—	8,800
Exchange of Series A Preferred Stock for Common Stock	(176)	—	12,054,795	121	(121)	—	—
Issuance of Common stock	—	—	11,232,877	112	8,088	—	8,200
Common stock awards under incentive plans	—	—	136,113	1	1,435	—	1,436
Net loss	—	—	—	—	—	(8,359)	(8,359)
December 31, 2020	—	—	117,871,141	1,178	(85,232)	(8,359)	(92,413)
Common stock awards under incentive plans	—	—	454,159	4	2,032	—	2,036
Common stock repurchased related to incentive plans	—	—	(34,700)	—	(86)	—	(86)
Net loss	—	—	—	—	—	(55,279)	(55,279)
December 31, 2021	—	$—	118,290,600	$1,182	$(83,286)	$(63,638)	$(145,742)

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(55,279)	$(8,359)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	6,351	5,796
Depreciation and amortization	8,122	9,395
Provision for bad debt	6,354	6,275
Non-cash compensation expense	2,036	1,481
Loss on debt extinguishment	40,128	—
Non-cash interest expense	4,341	17,884
Loss (gain) on sale of businesses	1,486	(29,429)
Other losses (gains), net	1,016	(129)
Changes in assets and liabilities:
Payment of paid-in-kind interest	(18,440)	—
Accounts receivable, net of allowance	(17,529)	(20,453)
Merchandise trust fund	(36,992)	(25,988)
Other assets	1,070	1,675
Deferred selling and obtaining costs	(8,005)	(6,376)
Deferred revenues	87,770	61,611
Deferred taxes, net	(18,786)	(4,888)
Payables and other liabilities	(1,017)	(7,135)
Net cash provided by operating activities	2,626	1,360
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(11,995)	(6,360)
Proceeds from divestitures	6,979	57,343
Net cash (used in) provided by investing activities	(5,016)	50,983
Cash Flows From Financing Activities:
Proceeds from issuance of Series A Preferred Stock - related party	—	8,800
Proceeds from issuance of Common Stock - related party	—	8,200
Proceeds from borrowings	406,235	3,672
Repayments of debt	(332,203)	(63,915)
Principal payment on finance leases	(1,401)	(1,561)
Early redemption premium	(18,478)	—
Cost of financing activities	(11,470)	(4,170)
Shares repurchased related to share-based compensation	(86)	(46)
Net cash provided by (used in) financing activities	42,597	(49,020)
Net increase in cash, cash equivalents and restricted cash	40,207	3,323
Cash, cash equivalents and restricted cash—Beginning of period	60,090	56,767
Cash, cash equivalents and restricted cash—End of period	$100,297	$60,090
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$48,739	$29,212
Cash paid during the period for income taxes	2,908	1,154
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,917	$3,187
Operating cash flows from finance leases	337	421
Financing cash flows from finance leases	1,401	1,561
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,425	$467
Right-of-use assets obtained in exchange for new finance lease liabilities	334	62
Accrued paid-in-kind interest on 2024 Notes	—	10,572

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
GENERAL

As used in this Annual Report on Form 10-K (the “Annual Report”), unless the context otherwise requires, references to the terms the “Company,” “StoneMor,” “we,” “us,” and “our” refer to StoneMor Inc. and its consolidated subsidiaries.

Nature of Operations

StoneMor Inc. is a leading provider of funeral and cemetery products and services in the death care industry in the U.S. As of December 31, 2021, the Company operated 300 cemeteries in 24 states and Puerto Rico, of which 271 were owned and 29 were operated under lease, management or operating agreements. The Company also owned and operated 69 funeral homes, including 33 located on the grounds of cemetery properties that the Company owns, in 15 states and Puerto Rico.

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

The consolidated financial statements include the accounts of each of the Company’s 100% owned subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The Company operates 29 cemeteries under long-term leases, operating agreements and management agreements. The operations of 16 of these managed cemeteries have been consolidated.

The Company operates 13 cemeteries under long-term leases and other agreements that do not qualify as acquisitions for accounting purposes. As a result, the Company did not consolidate all of the existing assets and liabilities related to these cemeteries. The Company has consolidated the existing assets and liabilities of the merchandise and perpetual care trusts associated with these cemeteries as variable interest entities, since the Company controls and receives the benefits and absorbs any losses from operating these trusts. Under the long-term leases and other agreements associated with these properties, which are subject to certain termination provisions, the Company is the exclusive operator of these cemeteries and earns revenues related to sales of merchandise, services and interment rights and incurs expenses related to such sales, including the maintenance and upkeep of these cemeteries. Upon termination of these agreements, the Company will retain all of the benefits and related contractual obligations incurred from sales generated during the agreement period. The Company has also recognized the existing customer contract-related performance obligations that it assumed as part of these agreements.

Axar Letter

On September 27, 2021, the Company announced that it had received a letter (the “Letter”) dated September 22, 2021 from Axar Capital Management, LP (“Axar”) in which Axar expressed an interest in pursuing discussions concerning strategic alternatives that may be beneficial to the Company and its various stakeholders. Axar has engaged Schulte Roth & Zabel LLP as its legal advisor and stated in the Letter that it would engage a financial advisor at the appropriate time. According to the Letter, Axar expected that any such discussions would be conducted with a special committee of the Board of Directors of the Company (the “Board”), assisted by financial and legal advisors engaged by such committee. The Letter also stated that any transaction involving Axar arising from such discussions would be conditioned upon, among other things, approval of the special committee and the Board, the negotiation and execution of mutually satisfactory definitive agreements and customary terms. The Letter also stated that any transaction structured as a take-private transaction would be subject to a closing condition that the approval of holders of a majority of the outstanding shares not owned by Axar or its affiliates be obtained. On September 26, 2021, the Board authorized its Conflicts Committee, which is comprised of independent directors Stephen J. Negrotti, Kevin Patrick and Patricia

Wellenbach, to engage in the discussions contemplated by the Letter, including the authority to engage in discussions concerning and to negotiate the terms and provisions of any strategic alternative the Conflicts Committee determines to be appropriate in connection with such discussions. Under its charter, the Conflicts Committee has the authority to reject, approve or recommend that the Board approve any transaction that is a related party transaction, which would include any transaction to which Axar is a party. The Conflicts Committee has retained independent legal and financial advisors to assist in such discussions. Following receipt of the Letter and until recently, the Conflicts Committee and its counsel had engaged in discussions with Axar and Axar’s counsel, which evolved to focus on a potential offer by Axar to acquire the shares of the Company that are not owned by Axar or its affiliates. While these negotiations had been productive, the Conflicts Committee and Axar had not come to agreement on any price that Axar would pay for such shares or on certain other terms of any transaction, and there can be no assurance that any agreement would be reached in the future. Negotiations between the Conflicts Committee and Axar were recently tabled in light of the work undertaken by the Conflicts Committee with respect to the independent review of certain investments by our trusts in which Axar had an interest. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Conflicts Committee may at any time determine to resume such negotiations, but there can be no assurance that even if such negotiations are resumed, any agreement with respect to a take-private transaction will be executed or that this or any other transaction will be approved or consummated. The Company does not undertake any obligation to provide any updates with respect to these matters except as required under applicable law.

Refinancing

On May 11, 2021, the Company issued $400.0 million aggregate principal amount of 8.500% Senior Secured Notes due 2029 (the “2029 Notes”). The gross proceeds from the sale of the 2029 Notes was $389.9 million, less advisor fees, legal fees, mortgage costs and other closing expenses. The 2029 Notes were issued pursuant to an indenture (the “2029 Indenture”), dated as of May 11, 2021, by and among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral agent. Substantially concurrently with the closing of the offering of the 2029 Notes, StoneMor Partners, L.P. (the “Partnership”) and Cornerstone Family Services of West Virginia Subsidiary, Inc. (collectively, the “2024 Issuers”) deposited from the net cash proceeds from the offering of the 2029 Notes an amount sufficient to fund the full redemption of the outstanding 9.875%/11.500% Senior Secured PIK Toggle Notes due 2024 (the “2024 Notes”) with Wilmington Trust, National Association (the “2024 Trustee”) as trustee under the Indenture, dated as of June 27, 2019 (as amended, the “2024 Indenture”), among the 2024 Issuers, the guarantors party thereto and the 2024 Trustee governing the 2024 Notes. Upon deposit of such funds with the 2024 Trustee, the 2024 Indenture was satisfied and discharged in accordance with its terms. As a result of the satisfaction and discharge of the 2024 Indenture, the 2024 Issuers and the guarantors of the 2024 Notes, including the Company, have been released from their obligations with respect to the 2024 Indenture and the 2024 Notes, except with respect to those provisions of the 2024 Indenture that, by their terms, survive the satisfaction and discharge of the 2024 Indenture. Refer to Note 9 Long-Term Debt for more detailed information.

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) spread worldwide posing public health risks that reached pandemic proportions (including the effect of variants that have developed, the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a significant threat to the health and economic wellbeing of the Company’s employees, customers and vendors. The Company’s operations are deemed essential by the state and local governments in which it operates, with the exception of Puerto Rico, and the Company has been working with federal, state and local government officials to ensure that it continues to satisfy their requirements for offering the Company’s essential services.

Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially. At the start of the COVID-19 Pandemic in early 2020, the Company saw its pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. However, since May 2020, the Company experienced at-need sales growth, and since late 2020, it has experienced pre-need sales growth. The Company believes the implementation of its virtual meeting tools early on in the COVID-19 Pandemic was one of several key steps that had mitigated this disruption. Throughout the COVID-19 Pandemic, the Company’s cemeteries and funeral homes have largely remained open and available to serve its families in all the locations in which it operates to the extent permitted by local authorities and the Company expects that this will continue. The Company has leveraged the relationships it has made with the families it has served during its response to the COVID-19 Pandemic, which has directly resulted in new sales leads and the increase in pre-need sales activity. In addition, as community restrictions have eased and the COVID-19 vaccine became more widely available, the Company has experienced growth in its pre-need cemetery sales.

The Company expects the COVID-19 Pandemic could have an adverse effect on its future results of operations and cash flows depending on COVID-19 variants and case counts. However, the Company cannot presently predict the likely scope and severity of that impact. In the event there are confirmed diagnoses of COVID-19 within a significant number of its facilities, the Company may incur additional costs related to the closing and subsequent cleaning of these facilities and the ability to adequately staff the impacted sites. In addition, the Company’s pre-need customers with installment contracts could default on their installment contracts due to lost work or other financial stresses arising from the COVID-19 Pandemic. Alternatively, in the event that COVID-19 case counts continue to normalize and variants become less severe, we would expect to see a reduction in the demand for at-need products and services as well as a reduction in pre-need turning to at-need.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. Cash and Cash Equivalents was $83.9 million and $39.2 million as of December 31, 2021 and December 31, 2020, respectively.

Restricted Cash

Cash that is restricted from withdrawal or use under the terms of certain contractual agreements is recorded as restricted cash. Restricted Cash was $16.4 million and $20.8 million as of December 31, 2021 and 2020, respectively, which primarily related to cash collateralization of the Company’s letters of credit and surety bonds.

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

For further details of the Company’s assets held for sale and discontinued operations, see Note 2 Acquisitions and Divestitures.

Merchandise Trusts

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Company meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. For further details of the Company’s merchandise trusts, see Note 6 Merchandise Trusts.

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. The perpetual care trust principal does not belong to the Company and must remain in this trust in perpetuity, while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. The Company consolidates the trust into its financial statements because the trust is considered a variable interest entity for which the Company is the primary beneficiary. Earnings from the perpetual care trusts are recognized in current cemetery revenues. For further details of the Company’s perpetual care trusts, see Note 7 Perpetual Care Trusts.

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

The categorization of the asset or liability within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. For additional disclosures on the Company’s available-for-sale securities, refer to Note 6 Merchandise Trusts and Note 7 Perpetual Care Trusts.

Inventories

Inventories are classified within Other current assets on the Company’s consolidated balance sheets and include cemetery and funeral home merchandise valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis using a first-in, first-out method. Inventories were approximately $3.7 million and $6.0 million at December 31, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets, at a location level. The Company’s policy is to perform the long-lived asset impairment test prescribed by ASC 360, Property, Plant and Equipment, every reporting period for all of its cemetery property and funeral home locations. Any location that has an operating loss for the current reporting period, a trend of operating losses over the current fiscal year and/or a trend of operating losses over the previous five fiscal years is tested for recoverability. If the carrying value of any of the Company’s locations is not recoverable, as a result of the sum of expected future undiscounted cash flows for the location being less than the carrying value of the location, the Company records an impairment charge to write-down the location to its fair value.

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

Trust Investments – Direct Loans

The trusts, may, from time to time, extend credit to third party companies as part of its overall investment strategy. The amounts outstanding on loans are referred to as direct loans and are included in trust investments on the consolidated balance sheets. It is the trusts’ expectation that the loans originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk, some or all of certain exposures may be sold. Loans for which the trusts have the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”). If a trust no longer has the intent or ability to hold a loan for the foreseeable future, then the loan is transferred to held for sale (“HFS”). Loans entered into with the intent to resell are classified as HFS.

The trusts account for direct loans at amortized cost, net of unamortized origination fees, if any. The trusts evaluate the collectability of both interest and principal for each loan to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, a trust determines it is probable that it will be unable to collect amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the financial asset to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the estimated fair value of the underlying collateral, less costs to sell, if the loan is collateralized and the applicable trust expects repayment to be provided solely by the collateral. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower’s credit risk, financial performance, expected sales, and estimated fair value of the collateral.

Allowance for Loan Losses on Trust Direct Loans

The allowance for loan losses is intended to provide for loan losses inherent in the finance receivables portfolio and is periodically reviewed for adequacy considering credit quality indicators, including expected and historical losses and levels of and trends in past due loans, non-performing assets and impaired loans, collateral values and economic conditions. The allowance for loan losses is determined based on specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows. Changes to the allowance for loan losses are recorded in the provision for loan credit losses in the consolidated statement of income. It should be noted that any allowance does not get reflected in the income statement on day one but rather an adjustment to the balance sheet in deferred revenue. Refer to “Revenues” and “Deferred Revenues” above for further clarification.

Direct loans are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

Intangible Assets

The Company has acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term lease, management and operating agreements. The Company amortizes these intangible assets over their estimated useful lives and periodically tests them for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than fair value and therefore not fully recoverable. For further details of the Company’s intangible assets, see Note 8 Intangible Assets.

Income Taxes

The Company is subject to U.S. federal income taxes, and a provision for U.S. federal income tax has been provided in the consolidated statements of operations for the years ended December 31, 2021 and 2020. The Company is also responsible for certain state income and franchise taxes in the states in which it operates.

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

The Company recognizes interest accrued related to unrecognized tax benefits, if any, in income tax expense in the consolidated statements of operations. For further details of the Company’s income taxes, see Note 12 Income Taxes.

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

For further details of the Company’s stock-based compensation plans, see Note 11 Long-Term Incentive Plan.

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

The following table sets forth the reconciliation of the Company’s weighted-average number of outstanding common shares as of December 31, 2021 and 2020 used to compute basic net loss attributable to common shares with those used to compute diluted net loss per common share, (in thousands):

	Year Ended December 31,
	2021	2020
Weighted average number of outstanding common shares—basic	117,998	106,991
Plus effect of dilutive incentive awards(1)
Restricted shares	—	—
Stock options	—	—
Weighted average number of outstanding common shares—diluted	117,998	106,991

(1)
For the year ended December 31, 2021, the diluted weighted-average number of outstanding common shares does not include 1,282,555 shares issuable upon the exercise of outstanding options and 230,489 restricted common shares as their effects would have been anti-dilutive. For the year ended December 31, 2020, the diluted weighted-average number of outstanding common shares does not include 3,577,850 shares issuable upon the exercise of outstanding options and 338,345 restricted common shares as their effects would have been anti-dilutive.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2021 and 2020, advertising costs were $8.5 million and $6.3 million, respectively.

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

2.
ACQUISITIONS AND DIVESTITURES

On March 23, 2021, the Company signed a definitive agreement to acquire four cemeteries located within its east coast geographic footprint for a total purchase price of $5.4 million, subject to customary working capital adjustments. The acquisition of two of these cemeteries closed on January 31, 2022, and the remaining two cemeteries are expected to close in the second quarter of 2022. Refer to Note 20 Subsequent Events for more information on this and other acquisition activity occurring after December 31, 2021.

In the fourth quarter of 2019, the Company launched an asset sale program designed to divest assets at attractive multiples, reduce debt levels and improve cash flow and liquidity. The following divestitures have resulted from this program.

On January 3, 2020, the Company sold substantially all of the assets of Oakmont Memorial Park, Oakmont Funeral Home, Redwood Chapel, Inspiration Chapel and Oakmont Crematory located in California pursuant to the terms of an asset sale agreement (the “Oakmont Agreement”) with Carriage Funeral Holdings, Inc. for an aggregate cash purchase price of $33.0 million (the “Oakmont Sale”). The divested assets consisted of one cemetery, one funeral home and certain related assets. The Oakmont Sale resulted in a gain of $24.4 million, which is included in the accompanying consolidated statement of operations for the year ended December 31, 2020. Net proceeds from the sale were used to redeem an aggregate $30.3 million principal amount of the 2024 Notes as required by the 2024 Indenture.

On April 7, 2020, the Company completed the sale of substantially all of the assets of the cemetery, funeral establishment and crematory commonly known as Olivet Memorial Park, Olivet Funeral and Cremation Services and Olivet Memorial Park & Crematory pursuant to the terms of an asset sale agreement (the “Olivet Agreement”) with Cypress Lawn Cemetery Association for an aggregate cash purchase price of $25.0 million, subject to certain adjustments (the “Olivet Sale”), and the assumption of certain liabilities, including $17.1 million in land purchase obligations. The Olivet Sale resulted in a gain of $7.2 million, which is included in the accompanying statements of operations for the year ended December 31, 2020. The Company used net proceeds of $20.5 million to redeem additional 2024 Notes as required by the 2024 Indenture.

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

The Clearstone Agreement to sell the Clearstone Assets, together with the other divestitures completed in 2020 described above, represented a strategic exit from the west coast. Therefore, the results of operations of the Clearstone Assets, and of the businesses sold in 2020 for the period before their respective sales, have been presented as discontinued operations on the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020. Additionally, all of the assets and liabilities associated with the Clearstone Assets have been classified as held for sale on the accompanying consolidated balance sheet at December 31, 2020.

The following table summarizes the results of discontinued operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Cemetery revenues	$1,499	$8,551
Funeral home revenues	1,244	8,277
Cost of goods sold	(192)	(1,425)
Cemetery expense	(245)	(2,478)
Selling expense	(265)	(2,416)
General and administrative expense	(188)	(2,274)
Depreciation and amortization	(40)	(243)
Funeral home expenses	(790)	(6,565)
Interest expense	(166)	(1,874)
Income (loss) from discontinued operations before income taxes	857	(447)
Net gain on sale of businesses	821	29,429
Income tax expense	—	—
Net income from discontinued operations	$1,678	$28,982

The following table summarizes the major classes of assets and liabilities that have been classified as held for sale in the consolidated balance sheets as of December 31, 2020 (in thousands):

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

The following table presents the depreciation and amortization, capital expenditures, sale proceeds and significant operating noncash items of the discontinued operations as of December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Cash flows from discontinued operating activities:
Depreciation and amortization	$40	$243
Gains on sales of discontinued operations businesses	821	29,429

Cash flows from discontinued investing activities:
Capital expenditures	$17	$51
Proceeds from sales of discontinued businesses	6,979	57,342

On May 24, 2021, the Company completed the sale of three cemetery properties located in Missouri for a total purchase price of $720,000 (the “Missouri Sale”), resulting in a loss on sale of $1.8 million, which is included in Loss on sale of businesses and other impairments on the accompanying consolidated statement of operations for the year ended December 31, 2021.

3.
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
Customer receivables	$154,664	$154,903
Unearned finance income	(14,319)	(16,022)
Allowance for doubtful accounts	(5,816)	(5,711)
Accounts receivable, net of allowance	134,529	133,170
Less: Current portion, net of allowance	62,220	57,869
Long-term portion, net of allowance	$72,309	$75,301

Activity in the allowance for doubtful accounts was as follows (in thousands):

	December 31, 2021	December 31, 2020
Balance, beginning of period	$5,711	$5,884
Provision for doubtful accounts	6,354	6,275
Charge-offs, net	(6,249)	(6,267)
Amounts related to assets held for sale	—	(181)
Balance, end of period	$5,816	$5,711

Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories.

4.
CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
Cemetery land	$229,736	$232,548
Mausoleum crypts and lawn crypts	67,022	66,978
Cemetery property	$296,758	$299,526

5.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
Buildings and improvements	$115,141	$112,345
Furniture and equipment	54,099	53,199
Funeral home land	10,932	11,005
Property and equipment, gross	180,172	176,549
Less: Accumulated depreciation	(97,562)	(93,053)
Property and equipment, net of accumulated depreciation	$82,610	$83,496

Depreciation expense was $7.0 million and $8.0 million for the years ended December 31, 2021 and 2020, respectively.

6.
MERCHANDISE TRUSTS

At December 31, 2021 and 2020 the Company’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly and through mutual and investment funds. All of these investments are carried at fair value. All of these investments are subject to the fair value hierarchy and considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 16 Fair Value. There were no Level 3 assets in the Company’s merchandise trusts. When the Company receives a payment from a pre-need customer, the Company deposits the amount required by law into the merchandise trusts that may be subject to cancellation on demand by the pre-need customer. The Company’s merchandise trusts related to states in which pre-need customers may cancel contracts with the Company comprises 47.8% of the total merchandise trust as of December 31, 2021. The merchandise trusts are variable interest entities (“VIE”) of which the Company is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Company may be required to fund this shortfall.

The Company included $10.3 million and $10.0 million of investments held in trust as required by law by the West Virginia Funeral Directors Association at December 31, 2021 and 2020, respectively, in its merchandise trust assets. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Company’s merchandise trust activities for the years ended December 31, 2021 and 2020 is presented below (in thousands):

	Year ended December 31,
	2021	2020
Balance—beginning of period	$516,284	$523,865
Contributions	63,112	51,409
Distributions	(86,918)	(82,059)
Interest and dividends	44,629	34,232
Capital gain distributions	12,578	2,330
Realized gains and losses, net	28,004	(1,232)
Other than temporary impairment	(136)	(26,714)
Taxes	(303)	(408)
Fees	(6,888)	(7,077)
Unrealized change in fair value	(2,509)	21,938
Total	567,853	516,284
Less: Assets held for sale	—	(14,831)
Balance—end of period	$567,853	$501,453

During the years ended December 31, 2021 and 2020, purchases of available for sale securities were approximately $77.6 million and $52.9 million, respectively. During the years ended December 31, 2021 and 2020, sales, maturities and paydowns of available for sale securities were approximately $42.1 million and $56.4 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in the Company’s consolidated statement of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of December 31, 2021 and 2020 were as follows (in thousands):

December 31, 2021	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$51,243	$—	$—	$51,243
Fixed maturities:
U.S. governmental securities	2	1	—	—	1
Corporate debt securities	2	—	1	—	1
Other debt securities	2	—	—	—	—
Total fixed maturities		1	1	—	2
Mutual funds—debt securities	1	6,097	81	(15)	6,163
Mutual funds—equity securities	1	1,021	245	—	1,266
Other investment funds(1)		457,447	26,008	(4,398)	479,057
Equity securities	1	14,696	3,316	(2,051)	15,961
Other invested assets	2	3,766	103	—	3,869
Total investments		534,271	29,754	(6,464)	557,561
West Virginia Trust Receivable		9,992	300	—	10,292
Total		$544,263	$30,054	$(6,464)	$567,853
(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Company’s consolidated balance sheet. This asset class includes fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of zero to fifteen years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2021, there were $112.4 million in unfunded investment commitments to the private credit funds, which are callable at any time. This asset class also includes $125.4 million of direct loans which are accounted for at amortized cost, net of unamortized origination fees, if any, and are categorized as Level 3 investments in the fair value hierarchy. The interest rates on these direct loans are consistent with market rates, and their amortized cost approximates fair value.

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

The contractual maturities of debt securities as of December 31, 2021 and 2020 were as follows (in thousands):

December 31, 2021	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$—
Corporate debt securities	—	1	—	—
Other debt securities	—	—	—	—
Total fixed maturities	$—	$2	$—	$—

December 31, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$—
Corporate debt securities	—	3,456	—	—
Other debt securities	18,392	5,019	—	—
Total fixed maturities	$18,392	$8,476	$—	$—

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the merchandise trusts as of December 31, 2021 and 2020 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$297	$—	$297	$—
Corporate debt securities	—	—	620	—	620	—
Other debt securities	—	—	—	—	—	—
Total fixed maturities	—	—	917	—	917	—
Mutual funds—debt securities	890	15	—	—	890	15
Mutual funds—equity securities	—	—	—	—	—	—
Other investment funds	42,645	4,398	—	—	42,645	4,398
Equity securities	3,108	2,050	1	1	3,109	2,051
Total	$46,643	$6,463	$918	$1	$47,561	$6,464

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	—
Other debt securities	18,392	1,332	—	—	18,392	1,332
Total fixed maturities	18,392	1,332	—	—	18,392	1,332
Mutual funds—debt securities	—	—	—	—	—	—
Mutual funds—equity securities	128	154	—	—	128	154
Other investment funds	75,799	8,812	—	—	75,799	8,812
Equity securities	82	19	—	—	82	19
Total	$94,401	$10,317	$—	$—	$94,401	$10,317

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the year ended December 31, 2021, the Company determined, based on its review, that there were 6 securities with an aggregate cost basis of approximately $0.3 million and an aggregate fair value of approximately $0.2 million, resulting in an impairment of $0.1 million, with such impairment considered to be other-than-temporary due to credit indicators. During the year ended December 31, 2020, the Company determined, based on its review, that there were 57 securities with an aggregate cost basis of approximately $106.4 million and an aggregate fair value of approximately $79.7 million, resulting in an impairment of $26.7 million, with such impairment considered to be other-than-temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset these changes against deferred merchandise trust revenue. These adjustments to deferred revenue will be reflected within the Company’s consolidated statements of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

Impairment of Direct Loans

On a quarterly basis, the merchandise trusts evaluate the carrying value of each direct loan for impairment. A direct loan is considered impaired when, based on current information and events, it is determined that the trusts will not be able to collect the amounts due according to the loan contract, including scheduled interest payments. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. The trusts would generally place direct loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain and they are 90 days past due for interest or principal, unless the direct loan is both well-secured and in the process of collection. When placed on nonaccrual, the trusts would reverse any accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Generally, the trusts would return a direct loan to accrual status when all delinquent interest and principal become current under the terms of the credit agreement and collectability of remaining principal and interest is no longer doubtful. In certain circumstances, the trusts may place a direct loan on nonaccrual status but conclude it is not impaired. The trusts may retain independent third-party valuations on such nonaccrual positions to support impairment decisions.

When the trusts identify a direct loan as impaired, they measure the impairment based on the present value of expected future cash flows, discounted at the receivable’s effective interest rate, or the estimated fair value of the collateral, less estimated costs to sell. If it is determined that the value of an impaired receivable is less than the recorded investment, the trusts would recognize impairment with a charge to deferred revenue. When the value of the impaired loan is calculated by discounting expected cash flows, interest income would be recognized using the loan’s effective interest rate over the remaining life of the loan.

The trusts individually develop the allowance for credit losses for any identified impaired loans. In developing the allowance for credit losses, the trusts consider, among other things, the following credit quality indicators:

•
business characteristics and financial conditions of obligors;
•
current economic conditions and trends;
•
actual charge-off experience;
•
current delinquency levels;
•
value of underlying collateral and guarantees;
•
regulatory environment; and
•
any other relevant factors predicting investment recovery.

There were no such impairments during the years ended December 31, 2021 and 2020.

7.
PERPETUAL CARE TRUSTS

At December 31, 2021 and 2020 the Company’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 16 Fair Value. There were no Level 3 assets in the Company’s perpetual care trusts. The perpetual care trusts are VIEs for which the Company is the primary beneficiary.

A reconciliation of the Company’s perpetual care trust activities for the year ended December 31, 2021 and 2020 is presented below (in thousands):

	Year ended December 31,
	2021	2020
Balance—beginning of period	$316,746	$346,089
Contributions	9,233	8,500
Distributions	(45,395)	(48,820)
Interest and dividends	36,003	24,746
Capital gain distributions	6,362	844
Realized gains and losses, net	16,611	(301)
Other than temporary impairment	(55)	(14,710)
Taxes	(1,202)	(616)
Fees	(2,959)	(3,161)
Unrealized change in fair value	3,794	4,175
Total	339,138	316,746
Less: Assets held for sale	—	(4,518)
Balance—end of period	$339,138	$312,228

During the years ended December 31, 2021 and 2020, purchases of available for sale securities were approximately $30.2 million and $16.1 million, respectively. During the years ended December 31, 2021 and 2020, sales, maturities and paydowns of available for sale securities were approximately $12.5 million and $42.1 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in the Company’s consolidated statements of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of December 31, 2021 and 2020 were as follows (in thousands):

December 31, 2021	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$25,674	$—	$—	$25,674
Fixed maturities:
U.S. governmental securities	2	12	2	—	14
Corporate debt securities	2	—	—	—	—
Other debt securities	2	—	—	—	—
Total fixed maturities		12	2	—	14
Mutual funds—debt securities	1	2,306	28	(35)	2,299
Mutual funds—equity securities	1	3,894	1,341	(63)	5,172
Other investment funds(1)		285,826	14,554	(2,776)	297,604
Equity securities	1	6,817	1,661	(113)	8,365
Other invested assets	2	9	1	—	10
Total investments		$324,538	$17,587	$(2,987)	$339,138
(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Company’s consolidated balance sheet. This asset class is includes fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to fifteen years with four potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2021 there were $67.3 million in unfunded investment commitments to the private credit funds, which are callable at any time. This asset class also includes $79.7 million of direct loans which are accounted for at amortized cost, net of unamortized origination fees, if any, and are categorized as Level 3 investments in the fair value hierarchy. The interest rates on these direct loans are consistent with market rates, and their amortized cost approximates fair value.

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

The contractual maturities of debt securities as of December 31, 2021 and 2020, were as follows (in thousands):

December 31, 2021	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$13
Corporate debt securities	—	—	—	—
Other debt securities	—	—	—	—
Total fixed maturities	$—	$1	$—	$13

December 31, 2020	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$25	$6	$—	$21
Corporate debt securities	—	553	—	—
Other debt securities	405	—	—	—
Total fixed maturities	$430	$559	$—	$21

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the perpetual care trusts as of December 31, 2021 and 2020 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$990	$—	$990	$—
Corporate debt securities	—	—	1,959	—	1,959	—
Other debt securities	—	—	—	—	—	—
Total fixed maturities	—	—	2,949	—	2,949	—
Mutual funds—debt securities	863	25	454	10	1,317	35
Mutual funds—equity securities	661	60	1	3	662	63
Other investment funds	26,533	2,776	—	—	26,533	2,776
Equity securities	962	112	1	1	963	113
Total	$29,019	$2,973	$3,405	$14	$32,424	$2,987

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$990	$—	$990	$—
Corporate debt securities	—	—	1,959	44	1,959	44
Other debt securities	405	28	—	—	405	28
Total fixed maturities	405	28	2,949	44	3,354	72
Mutual funds—debt securities	600	9	—	—	600	9
Mutual funds—equity securities	288	7	—	—	288	7
Other investment funds	74,885	10,813	—	—	74,885	10,813
Equity securities	45	4	19	15	64	19
Total	$76,223	$10,861	$2,968	$59	$79,191	$10,920

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the year ended December 31, 2021, the Company determined that there were 6 securities with an aggregate cost basis of approximately $84,000 and an aggregate fair value of approximately $30,000, resulting in an impairment of $54,000, with such impairment considered to be other-than-temporary. During the year ended December 31, 2020, the Company determined that there were 49 securities with an aggregate cost basis of approximately $63.6 million and an aggregate fair value of approximately $48.9 million, resulting in an impairment of $14.7 million, with such impairment considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value with the offset going against the liability for perpetual care trust corpus in its consolidated balance sheet.

Impairment of Direct Loans

On a quarterly basis, the perpetual care trusts evaluate the carrying value of each direct loan for impairment. A direct loan is considered impaired when, based on current information and events, it is determined that the trusts will not be able to collect the amounts due according to the loan contract, including scheduled interest payments. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. The trusts would generally place direct loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain and they are 90 days past due for interest or principal, unless the direct loan is both well-secured and in the process of collection. When placed on nonaccrual, the trusts would reverse any accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Generally, the trusts would return a direct loan to accrual status when all delinquent interest and principal become current under the terms of the credit agreement and collectability of remaining principal and interest is no longer doubtful. In certain circumstances, the trusts may place a direct loan on nonaccrual status but conclude it is not impaired. The trusts may retain independent third-party valuations on such nonaccrual positions to support impairment decisions.

When the trusts identify a direct loan as impaired, they measure the impairment based on the present value of expected future cash flows, discounted at the receivable’s effective interest rate, or the estimated fair value of the collateral, less estimated costs to sell. If it is determined that the value of an impaired receivable is less than the recorded investment, the trusts would recognize impairment with a charge to deferred revenue. When the value of the impaired loan is calculated by discounting expected cash flows, interest income would be recognized using the loan’s effective interest rate over the remaining life of the loan.

The trusts individually develop the allowance for credit losses for any identified impaired loans. In developing the allowance for credit losses, the trusts consider, among other things, the following credit quality indicators:

•
business characteristics and financial conditions of obligors;
•
current economic conditions and trends;
•
actual charge-off experience;
•
current delinquency levels;
•
value of underlying collateral and guarantees;
•
regulatory environment; and
•
any other relevant factors predicting investment recovery.

There were no such impairments during the years ended December 31, 2021 and 2020.

8.
INTANGIBLE ASSETS

The Company has intangible assets with finite lives recognized in connection with acquisitions and long-term lease, management and operating agreements. The Company amortizes these intangible assets over their estimated useful lives.

The following table reflects the components of intangible assets at December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Lease and management agreements	$59,758	$(7,553)	$52,205	$59,758	$(6,557)	$53,201
Underlying contract value	2,593	(810)	1,783	2,593	(745)	1,848
Non-compete agreements	406	(406)	—	406	(406)	—
Other intangible assets	259	(224)	35	259	(214)	45
Total intangible assets	$63,016	$(8,993)	$54,023	$63,016	$(7,922)	$55,094

Amortization expense for intangible assets was $1.1 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively. The following table presents estimated amortization expense related to intangible assets with finite lives for each of the next five years (in thousands):

2022	$1,071
2023	$1,071
2024	$1,071
2025	$1,065
2026	$1,061

9.
LONG-TERM DEBT

Total debt consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
8.500% Senior Secured Notes due 2029	$400,000	$—
9.875%/11.500% Senior Secured PIK Toggle Notes, due June 2024	—	335,328
Insurance and vehicle financing	762	361
Less deferred financing costs, net of accumulated amortization	(10,599)	(14,657)
Total debt	390,163	321,032
Less current maturities	(762)	(317)
Total long-term debt	$389,401	$320,715

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

As of December 31, 2021, the Company was in compliance with the covenants of the 2029 Indenture, including after taking into consideration the transactions described in Note 17 Related Parties.

Deferred Financing Costs

In connection with the full redemption of the 2024 Notes, the Company wrote off unamortized deferred financing fees of $13.1 million and original issue discount of $8.5 million, which are included in Loss on debt extinguishment in the accompanying consolidated statements of operations for the year ended December 31, 2021.

The Company incurred debt issuance costs and fees of $11.5 million for the year ended December 31, 2021, in connection with the issuance of the 2029 Notes, which have been deferred and are being amortized over the life of the 2029 Notes, using the effective interest method. For the years ended December 31, 2021 and 2020, the Company recognized $2.4 million and $3.9 million, respectively, of amortization of deferred financing fees on its various debt facilities.

10.
STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of capital stock: common stock, $0.01 par value per share (“Common Stock”) and preferred stock, $0.01 par value per share (“Preferred Stock”). At December 31, 2021, 118,290,600 shares of Common Stock were issued and outstanding and no shares of Preferred Stock were issued or outstanding. At December 31, 2021, there were 81,709,400 shares of Common Stock available for issuance, including 830,512 shares available for issuance as stock-based incentive compensation under the StoneMor Amended and Restated 2019 Long-Term Incentive Plan, as amended (the “2019 Plan”), and 10,000,000 shares of Preferred Stock available for issuance.

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

The Board is authorized, subject to any limitations prescribed by law, without further stockholder approval, to establish and to issue from time to time one or more classes or series of Preferred Stock covering up to an aggregate of 10,000,000 shares of Preferred Stock. Each class or series of Preferred Stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the Board, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. Except as provided by law or in a preferred stock designation, the holders of Preferred Stock will not be entitled to vote at or receive notice of any meeting of stockholders.

11.
LONG-TERM INCENTIVE PLAN

The 2019 Plan, which was approved by the Company’s stockholders at the 2020 Annual Meeting of Stockholders, permits the granting of awards covering a total of 9,875,000 common units of the Company. A “unit” under the 2019 Plan is defined as a common unit of the Company and such other securities as may be substituted or resubstituted for common units of the Company, including but not limited to shares of the Company’s Common Stock. The 2019 Plan is intended to promote the interests of the Company by providing to employees, consultants and directors of the Company incentive compensation awards to encourage superior performance and enhance the Company’s ability to attract and retain the services of individuals who are essential for its growth and profitability and to encourage them to devote their best efforts to advancing the Company’s business.

Stock Options

At December 31, 2021 and 2020, there were 6,075,000 stock options outstanding with a weighted-average exercise price of $1.27 per share, all of which were expected to vest. The Company did not grant any stock options and no options were exercised, forfeited or expired during the year ended December 31, 2021. The option awards vest in three equal annual installments on the anniversary of the grant date (or first business day thereafter), provided that the recipient remains employed by the Company. The Company measured the grant-date fair values of the options utilizing the Black-Scholes model and recognizes stock-based compensation expense on a straight-line basis over the weighted-average service period, which is expected to be three years. The option awards expire no later than 10 years from the date of grant.

At December 31, 2021, there were 3,783,325 stock options exercisable with a weighted-average exercise price of $1.24 per share. At December 31, 2021, the aggregate intrinsic value of total options outstanding and expected to vest was $6.2 million and the weighted-average remaining contractual term was 8.1 years. The aggregate intrinsic value of options exercisable at December 31, 2021 was $3.9 million. The total fair value of options vested during the year ended December 31, 2021 was $0.7 million.

For the years ended December 31, 2021 and 2020, non-cash compensation expense related to stock options was $0.7 million and $0.6 million, respectively. As of December 31, 2021, total unrecognized compensation cost related to unvested stock options was $0.8 million, which the Company expects to recognize over the remaining weighted-average period of 1.3 years.

Assumptions used in calculating the fair value of stock options granted are summarized below:

2020
Valuation assumptions:
Risk-free interest rate	0.50%
Expected volatility	31.15%
Expected term (years)	6.0
Exercise price per stock option	$1.71
Expected dividend yield	None

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

Restricted phantom stock awards represent contingent rights to receive a common share or an amount of cash, or a combination of both, based upon the value of a common share. Phantom shares become payable, in cash or common stock, at the Company’s election, upon the separation of the holder from service or upon the occurrence of certain other events specified in the 2019 Plan or the underlying agreements. During the year ended December 31, 2021, the Company granted 49,852 restricted phantom shares to directors.

A rollforward of restricted stock and phantom stock awards as of December 31, 2021 is as follows:

	Number of Restricted Stock and Phantom Stock Awards	Weighted Average Grant Date Fair Value ($)
Total non-vested at December 31, 2020	1,277,907	2.17
Granted	49,852	2.41
Vested	(454,159)	2.61
Forfeited	—	—
Total non-vested at December 31, 2021	873,600	1.95

For the years ended December 31, 2021 and 2020, the Company recognized $1.3 million and $0.8 million, respectively, of non-cash compensation expense related to restricted stock and phantom stock awards into earnings. As of December 31, 2021, total unamortized compensation cost related to unvested restricted stock awards was $1.2 million, which the Company expects to recognize over the remaining weighted-average period of 1.5 years.

12.
INCOME TAXES

Income tax benefit from continuing operations for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020
Current provision:
State	$(65)	$(60)
Federal	—	—
Foreign	(343)	25
Total	(408)	(35)
Deferred provision:
State	3,147	(62)
Federal	15,482	4,856
Foreign	149	96
Total	18,778	4,890
Total income tax benefit	$18,370	$4,855

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2021	2020
U.S. statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal income tax benefit	3.0%	0.1%
Tax exempt (income) loss	0.1%	(2.1)%
Valuation allowance	0.8%	7.0%
Divestiture impact on valuation allowance	—%	(14.4)%
Permanent differences	(0.5)%	(0.1)%
Effective tax rate	24.4%	11.5%

During 2020, the Company received a benefit for federal purposes associated with filing a consolidated return which allows income and losses to be offset among the members of the affiliated group. During 2021, the effective tax rate increased due to net operating losses and benefits from deferred tax assets associated with recognizing revenue more rapidly for tax purposes than for financial statement purposes. The primary deferred liabilities in both 2020 and 2021 will reverse over the lives of the various cemeteries, which range from an average 100 to 300 years.

The components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Prepaid expenses	$10,619	$15,780
State net operating loss	33,809	26,015
Federal net operating loss	100,093	86,651
Foreign net operating loss	4,604	9,171
Other	17	51
Valuation allowance	(101,447)	(101,629)
Total deferred tax assets	47,695	36,039
Deferred tax liabilities:
Property, plant and equipment	31,423	30,880
Deferred revenue related to future revenues and accounts receivable	21,725	29,480
Deferred revenue related to cemetery property	5,404	5,322
Total deferred tax liabilities	58,552	65,682
Net deferred tax liabilities	$10,857	$29,643

Net deferred tax assets and liabilities were classified on the consolidated balance sheets as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets	$21	$9
Noncurrent assets	21	9
Deferred tax assets	47,674	36,030
Deferred tax liabilities	58,552	65,682
Noncurrent liabilities	10,878	29,652
Net deferred tax liabilities	$10,857	$29,643

At December 31, 2021, the Company had available approximately $17,000 of alternative minimum tax credit carryforwards and approximately $477.0 million and $618.0 million of federal and state net operating loss (“NOL”) carryforwards, respectively, a portion of which expires annually.

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

At December 31, 2021, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believed it was more likely than not that the Company will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

In accordance with applicable accounting standards, the Company recognizes only the impact of income tax positions that, based upon their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. At December 31, 2021 and 2020, the Company had no material uncertain tax positions.

The Company is not currently under tax examination by any federal jurisdictions or state income tax jurisdictions. In general, the federal statute of limitations and certain state statutes of limitations are open from 2016 forward. For entities with net operating loss carryovers the statute of limitations is extended to 2013 to the extent of the net operating loss carryover.

13.
DEFERRED REVENUES AND COSTS

The Company defers revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Company recognizes deferred merchandise and service revenues as customer contract liabilities within long-term liabilities on its consolidated balance sheets. The Company recognizes deferred direct costs associated with pre-need cemetery merchandise and service revenues as deferred selling and obtaining costs within long-term assets on its consolidated balance sheets. The Company also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts. Such costs are recognized when the associated performance obligation is fulfilled based upon the net change in the customer contract liabilities. All other selling costs are expensed as incurred. Additionally, the Company has elected the practical expedient to expense incremental costs to obtain a contract as incurred, as the associated amortization period is typically one year or less.

Deferred revenues and related costs consisted of the following (in thousands):

	December 31, 2021	December 31, 2020

Deferred contract revenues	$880,290	$832,373
Deferred merchandise trust revenue	150,368	87,218
Deferred merchandise trust unrealized gains (losses)	25,602	29,573
Deferred revenues	$1,056,260	$949,164
Deferred selling and obtaining costs	$124,023	$116,900

For the years ended December 31, 2021 and 2020, the Company recognized $67.5 million and $60.1 million, respectively, of the customer contract liabilities balance that existed at December 31, 2020 and 2019, respectively, as revenue.

The components of the customer contract liabilities, net in the Company’s consolidated balance sheets at December 31, 2021 and December 31, 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020

Customer contract liabilities, gross	$1,082,970	$973,444
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts	(26,710)	(24,280)
Customer contract liabilities, net	$1,056,260	$949,164

The Company expects to service approximately 55% of its deferred revenue that existed at December 31, 2021 and 2020 in the first 4-5 years and approximately 80% of its deferred revenue that existed at December 31, 2021 and 2020 within 18 years. The Company cannot estimate the period when it expects its remaining performance obligations will be recognized, because certain performance obligations will only be satisfied at the time of death.

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

•
Bunim v. Miller, et al., No. 2:17-cv-519-ER, pending in the United States District Court for the Eastern District of Pennsylvania, and filed on February 6, 2017. The plaintiff in this case brought, derivatively on behalf of the Partnership, claims that the officers and directors of StoneMor GP LLC, a Delaware limited liability company, (“StoneMor GP”) aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in the Partnership’s public filings, by allegedly failing to clearly disclose the use of proceeds from debt and equity offerings, and by allegedly approving unsustainable distributions. The plaintiff also claims that these actions and misrepresentations give rise to causes of action for gross mismanagement, unjust enrichment, and (in connection with a purportedly misleading proxy statement filed in 2014) violations of Section 14(a) of the Exchange Act. The derivative plaintiff seeks an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as general compliance and governance changes. This case has been stayed, by the agreement of the parties, provided that either party may terminate the stay on 30 days’ notice.
•
Fried v. Axelrod, et al., C.A. No. 2020-1065-SG, pending in the Chancery Court of the State of Delaware and filed on December 16, 2020. The plaintiff in this case brought an action he seeks to have certified as a class action that asserts claims against Axar, Andrew M. Axelrod and the other individuals who were directors at the time of the transactions in question and against the Company as a nominal defendant. The complaint includes direct claims against all individual defendants and derivative claims against the individual defendants other than Mr. Axelrod for breach of fiduciary duty in approving certain transactions in connection with the Company’s sale of preferred and common stock to Axar and certain accounts managed by Axar (the “Axar Stock Purchase”). The complaint also includes derivative claims against Axar for breach of fiduciary duty and unjust enrichment in connection with those same transactions as well as direct claims against both Axar and Mr. Axelrod for breach of fiduciary duty with respect to those transactions. Finally, the complaint includes a derivative claim against all individual defendants for breach of fiduciary duty in connection with the approval of a related-party investment disclosed by the Company. The plaintiff seeks rescission of the transactions contemplated by the Axar Stock Purchase and the related-party investment and/or an award of damages as well as attorneys’ fees and costs. On January 6, 2021, a motion to dismiss the complaint was filed on behalf of the Company and the individual defendants other than Mr. Axelrod and on January 11, 2021, a motion to dismiss the complaint was filed on behalf of Axar and Mr. Axelrod. On April 2, 2021, the plaintiff filed a First Amended Complaint, which included additional factual background regarding the plaintiff’s claims and alleged demand futility, but did not add additional defendants, claims or relief sought. The defendants filed a motion to dismiss the First Amended Complaint on April 16, 2021. Thereafter, the plaintiff and defendants filed a joint stipulation to stay the Fried litigation. On December 9, 2021, this action was consolidated with the Titterton action filed in November 2021 and described below.
•
Titterton v. StoneMor Inc., C.A. No.: 2021-0259-PAF, pending in the Court of Chancery of the State of Delaware and filed on March 25, 2021. The plaintiff in this case brought an action seeking expedited relief under Section 220 of the Delaware General Corporation Law. The plaintiff had previously made a demand for inspection of certain books and records of the Company allegedly related to potential corporate misconduct. The Company responded to the request by rejecting plaintiff’s demand as deficient under Delaware law for failure to state a proper purpose and being overbroad, but nonetheless provided certain of the requested materials. After the plaintiff made a further demand for inspection in March 2021, the Company again rejected the demand as deficient under Delaware law for failure to state a proper purpose and being overbroad. The plaintiff then brought this action seeking an order to compel additional books and records and reimbursement of attorney’s fees. On April 19, 2021, the Company filed its answer to the complaint. Trial was held on July 21, 2021, after which the Court issued an order permitting the requested inspection, in part, but denied the plaintiff’s request for attorneys’ fees. The Company has produced the requested materials and on November 23, 2021, the parties stipulated to dismissal of this action.
•
Titterton v. StoneMor Inc., C.A. No.: 2021-1028-SG, pending in the Court of Chancery of the State of Delaware and filed on November 24, 2021. The plaintiff in this case brought a derivative action that asserts claims against Axar, Andrew M. Axelrod and the other individuals who were directors at the time of the transactions in question and against the Company as a nominal defendant. On December 9, 2021, the Fried action was consolidated with this action, with Titterton and Fried appointed as lead plaintiffs. On December 27, 2021, a motion to dismiss plaintiffs’ complaint was filed on behalf of the Company and the individual defendants other than Mr. Axelrod and on December 28, 2021, a motion to dismiss the complaint was filed on behalf of Axar and Mr. Axelrod. On February 4, 2022, all defendants filed their briefs in support of their motions to dismiss. The plaintiffs subsequently filed an amended complaint on March 11, 2022. The amended complaint includes derivative claims against the individual defendants, Mr. Axelrod, and Axar for breach of fiduciary duty in approving certain transactions in connection with the Company’s sale of preferred and common stock to Axar and certain accounts managed by Axar (the “Axar Stock Purchase”), as well as for breach of fiduciary duty in connection with the approval of a related-party investment disclosed by the Company. The amended complaint also includes claims against Mr. Axelrod and Axar for unjust enrichment with respect to those same transactions. The plaintiffs seek rescission of the transactions contemplated by the Axar Stock Purchase and the related-party investment and/or an award of damages as well as attorneys’ fees and costs. On March 25, 2022, the defendants filed motions to dismiss the amended complaint.

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

Moon Landscaping, Inc.

On April 2, 2020, the Company entered into two multi-year Master Services Agreements (the “MSAs”) with Moon Landscaping, Inc. and its affiliate, Rickert Landscaping, Inc. (collectively “Moon”) to outsource grounds and maintenance services at most of the Company’s funeral homes and cemeteries. Due to certain liquidity constraints and performance issues experienced by Moon, the Company exercised its right under the MSAs to take back the responsibility for grounds and maintenance services at the locations outsourced to Moon with respect to 81 locations effective July 1, 2021, 22 locations effective August 1, 2021, 111 locations effective August 9, 2021, 34 locations effective November 15, 2021 and the remaining locations effective January 7, 2022.

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

Defined Contribution Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code, (the “401k Plan”), for its U.S. employees. The Plan allows all eligible employees to defer up to 75 percent of their income on a pretax basis through contributions to the 401k Plan, subject to limitations under Section 401(k) of the Internal Revenue Code. Beginning in April 2021, the Company provides a matching contribution of 25 percent of the first three percent of an employee’s contribution. The Company also has a similar type plan for its Puerto Rico employees. For the year ended December 31, 2021, the charge to operations for these benefits was $0.5 million.

15.
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

The Company has the following balances recorded on its consolidated balance sheets related to leases (in thousands):

	December 31, 2021	December 31, 2020
Assets:
Operating	$5,944	$5,171
Finance	3,343	4,296
Total ROU assets(1)	$9,287	$9,467
Liabilities:
Current
Operating	$1,103	$1,182
Finance	1,859	1,416
Long-term
Operating	4,969	3,441
Finance	1,035	2,592
Total lease liabilities(2)	$8,966	$8,631
(1)
The Company’s ROU operating assets and finance assets are presented within Other assets and Property and equipment, net of accumulated depreciation, respectively, in its consolidated balance sheet.
(2)
The Company’s current and long-term lease liabilities are presented within Accounts payable and accrued liabilities and Other long-term liabilities, respectively, in its consolidated balance sheet.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The weighted average borrowing rates for operating and finance leases were 10.0% and 8.7%, respectively as of December 31, 2021.

The components of lease expense were as follows (in thousands):

		Year ended December 31,
		2021	2020
Lease cost	Classification
Operating lease costs(1)	General and administrative expense	$2,168	$2,967
Finance lease costs
Amortization of leased assets	Depreciation and Amortization	1,101	1,215
Interest on lease liabilities	Interest expense	337	421
Short-term lease costs(2)	General and administrative expense	—	—
Net Lease costs		$3,606	$4,603
(1)
The Company includes its variable lease costs under operating lease costs as these variable lease costs are immaterial.
(2)
The Company does not have any short-term leases with lease terms greater than one month.

Maturities of the Company’s lease liabilities as of December 31, 2021 were as follows (in thousands):

Year ending December 31,	Operating	Finance
2022	$1,661	$2,099
2023	1,460	780
2024	1,223	168
2025	1,111	95
2026	1,086	100
Thereafter	1,498	—
Total	8,039	3,242
Less: Interest	(1,967)	(348)
Present value of lease liabilities	$6,072	$2,894

Maturities of the Company’s lease liabilities as of as of December 31, 2020 were as follows (in thousands):

Year ending December 31,	Operating	Finance
2021	$1,615	$1,791
2022	1,186	1,939
2023	881	643
2024	702	107
2025	595	33
Thereafter	1,092	—
Total	6,071	4,513
Less: Interest	(1,448)	(505)
Present value of lease liabilities	$4,623	$4,008

Operating and finance lease payments include $0.7 million related to options to extend lease terms that are reasonably certain of being exercised and $1.5 million related to residual value guarantees. The weighted-average remaining lease term for the Company’s operating and finance leases was 5.6 years and 1.6 years, respectively, as of December 31, 2021.

As of December 31, 2021, the Company had no additional operating leases that had not yet commenced and no lease transactions with its related parties. In addition, as of December 31, 2021, the Company had not entered into any new sale-leaseback arrangements.
16.
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

Recurring Fair Value Measurement

At December 31, 2021 and 2020, the two financial instruments measured by the Company at fair value on a recurring basis were its merchandise and perpetual care trusts, which consist of investments in debt and equity marketable securities and cash equivalents that are carried at fair value and are classified as either Level 1 or Level 2. For further details, see Note 6 Merchandise Trusts and Note 7 Perpetual Care Trusts.

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

Non-Recurring Fair Value Measurement

The Company may be required to measure certain assets and liabilities at fair value, such as its indefinite-lived assets and long-lived assets, on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from impairment charges. As of December 31, 2021, the Company adjusted the fair value of one of its funeral homes sold in 2021 to mark it down to the selling price which was lower than the carrying value of the funeral home on the Company’s consolidated balance sheets. As of December 31, 2020, the Company adjusted the fair value of one of its cemeteries and one of its funeral homes sold in 2020 to mark them down to the selling prices which were lower than the carrying value of the funeral homes on the Company’s consolidated balance sheets. As the Company’s determination of the fair value of these assets were based on the quoted prices the Company received from the sellers, these assets held for sale were classified as Level 1 in the fair value hierarchy.

Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2021 consisted of its 2029 Notes and at December 31, 2020 consisted of its 2024 Notes (see Note 9 Long-Term Debt). These financial instruments are classified as Level 1 in the fair value hierarchy, as their fair value measurement is based on quoted market prices, obtained from Bloomberg, specific to the Company’s outstanding borrowings. At December 31, 2021, the estimated fair value of the 2029 Notes was $413.5 million, based on trades made on that date, compared with the carrying amount of $400.0 million. At December 31, 2020, the estimated fair value of the 2024 Notes was $350.2 million, based on trades made on that date, compared with the carrying amount of $344.8 million.

Credit and Market Risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of its cash and cash equivalents, trade receivables, merchandise trusts and perpetual care trusts.

The Company’s cash balances on deposit with financial institutions totaled $83.9 million and $39.2 million as of December 31, 2021 and 2020, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.

As of December 31, 2021 and 2020, the majority of the Company’s trade receivables were long-term trade account receivables, which typically consisted of interest-bearing installment contracts not to exceed 60 months. Significant customers are those that individually account for greater than 10% of the Company’s consolidated revenue or total accounts receivable. Due to the inherent nature of the Company’s business and consumer make-up, there were no customers whose trade receivables with the Company represented more than 10% of the Company’s total accounts receivable as of December 31, 2021 and 2020. The Company mitigates the credit risk associated with its long-term trade account receivables by performing credit evaluations and monitoring the payment patterns of its customers. Management continually evaluates customer receivables for impairment based on historical experience, including the age of the receivables and the customers’ payment pattern. The Company has a process in place to collect all receivables within 30 to 60 days of aging. As of December 31, 2021 and 2020, the Company had $5.8 million and $5.7 million, respectively, in allowance for doubtful accounts, based on historical cancellation rate trends. The Company wrote off $6.2 million and $6.3 million in bad debts during the years ended December 31, 2021 and 2020.

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

17.
RELATED PARTIES

In January 2020, the Company’s trusts completed the purchase of a $30 million participation in a new $70 million debt facility issued by a discount shoe retailer (the “Shoe Retailer”). Funds and accounts affiliated with Axar also invested $20 million in this facility. The investment was initially proposed by the Chairman of the Board, Mr. Axelrod. The investment was reviewed and approved in December 2019 in accordance with the Partnership’s governance policies in place at that time. At the time of the investment, the funds and accounts affiliated with Axar owned approximately 30% of the equity of the Shoe Retailer, and Mr. Axelrod served on the Shoe Retailer’s board of directors. The Company’s investment in the Shoe Retailer represented approximately 4% of the total fair market value of the Company’s trust assets when the investment was made.

As of December 31, 2021, Axar beneficially owned 74.9% of the Company’s outstanding common stock, which constituted a majority of the Company’s outstanding common stock. As a result, the Company is a “controlled company” within the meaning of NYSE corporate governance standards.

On February 1, 2021, Cornerstone Trust Management Services LLC (“Cornerstone”), a wholly-owned subsidiary of the Company, entered into a Subadvisor Agreement (the “Agreement”) with Axar. The sole member of Axar’s general partner is Andrew M. Axelrod, who serves as the Chairman of the Company’s Board of Directors. In connection with the execution of the Agreement, Mr. Axelrod resigned as a member of the Trust and Compliance Committee (the “Trust Committee”) of the Board.

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

Under the Agreement, Axar is entitled to a quarterly fee equal to 0.0125% of the value of the Investment Assets through December 31, 2021 and, thereafter, a quarterly fee equal to 0.025% of the value of the Investment Assets. In each case, the value of the Investment Assets will be determined by the Trustee. During the year ended December 31, 2021, the Company incurred fees of $384,000 due to Axar. Mr. Axelrod also serves at the discretion of the Trusts as a director of a children’s retailer in which the Trusts hold an equity interest, for which he receives annual director fees from that company of $80,000. Mr. Axelrod also serves as director of a Nevada company in which the Trusts hold an equity interest, for which he receives annual director fees from that company of $75,000. In addition, he and an additional Axar employee serve as directors of the Shoe Retailer, for which each of them receives annual director fees from the Shoe Retailer of $100,000.

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

On September 27, 2021, the Company announced that it had received the Letter dated September 22, 2021 from Axar in which Axar expressed an interest in pursuing discussions concerning strategic alternatives that may be beneficial to the Company and its various stakeholders. Axar has engaged Schulte Roth & Zabel LLP as its legal advisor and stated in the Letter that it would engage a financial advisor at the appropriate time. According to the Letter, Axar expected that any such discussions would be conducted with a special committee of the Board, assisted by financial and legal advisors engaged by such committee. The Letter also stated that any transaction involving Axar arising from such discussions would be conditioned upon, among other things, approval of the special committee and the Board, the negotiation and execution of mutually satisfactory definitive agreements and customary terms. The Letter also stated that any transaction structured as a take-private transaction would be subject to a closing condition that the approval of holders of a majority of the outstanding shares not owned by Axar or its affiliates be obtained. On September 26, 2021, the Board authorized its Conflicts Committee, which is comprised of independent directors Stephen J. Negrotti, Kevin Patrick and Patricia Wellenbach, to engage in the discussions contemplated by the Letter, including the authority to engage in discussions concerning and to negotiate the terms and provisions of any strategic alternative the Conflicts Committee determines to be appropriate in connection with such discussions. Under its charter, the Conflicts Committee has the authority to reject, approve or recommend that the Board approve any transaction that is a related party transaction, which would include any transaction to which Axar is a party. The Conflicts Committee has retained independent legal and financial advisors to assist in such discussions. Following receipt of the Letter and until recently, the Conflicts Committee and its counsel had engaged in discussions with Axar and Axar’s counsel, which evolved to focus on a potential offer by Axar to acquire the shares of the Company that are not owned by Axar or its affiliates. While these negotiations had been productive, the Conflicts Committee and Axar had not come to agreement on any price that Axar would pay for such shares or on certain other terms of any transaction, and there can be no assurance that any agreement would be reached in the future. Negotiations between the Conflicts Committee and Axar were recently tabled in light of the work undertaken by the Conflicts Committee with respect to the independent review of certain investments by our trusts in which Axar had an interest. See the discussion below.

The Conflicts Committee may at any time determine to resume such negotiations, but there can be no assurance that even if such negotiations are resumed, any agreement with respect to a take-private transaction will be executed or that this or any other transaction will be approved or consummated. The Company does not undertake any obligation to provide any updates with respect to these matters except as required under applicable law.

On March 9, 2021, our trusts purchased an aggregate of 43,681,528 shares (the “Nevada Company Shares”) of common stock of a Nevada company whose primary assets now consist of cash and tax-related assets (the “Nevada Company”), representing approximately 27% of the outstanding common stock of the Nevada Company, from three private investment funds (the “Nevada Company Sellers”) for an aggregate cash purchase price of $18.0 million. Axar had originally agreed to acquire the Nevada Company Shares pursuant to a Securities Purchase Agreement dated December 31, 2020, among the Nevada Company Sellers and Axar (the “Nevada Company Purchase Agreement”). On February 1, 2021, pursuant to the Subadvisor Agreement described above, Axar recommended to Cornerstone that our trusts purchase the Nevada Company Shares. Pursuant to that recommendation, on February 4, 2021, Axar and our trusts entered into an Assignment and Assumption Agreement (the “Nevada Company Assignment Agreement”), pursuant to which Axar agreed to assign its rights under the Nevada Company Purchase Agreement to our trusts and our trusts agreed to assume Axar’s obligations thereunder. Axar did not receive any additional consideration from our trusts for this assignment and has represented to us that it did not receive any consideration for this assignment from any other person.

The Nevada Company Sellers and Axar entered into the Nevada Company Purchase Agreement while the Subadvisor Agreement was being finalized. Axar has informed us that it entered into the Nevada Company Purchase Agreement with the intention that our trusts would purchase the Nevada Company Shares directly from the Nevada Company Sellers. Axar has represented to Cornerstone that it is not, and at the time it entered into the Nevada Company Purchase Agreement was not, affiliated with any of the Nevada Company Sellers and did not control and was not an affiliate of Nevada Company at the time it executed the Nevada Company Purchase Agreement or when our trusts purchased the Nevada Company Shares. Axar has recently represented to us that, at the time the Nevada Company Purchase Agreement was signed and at all times thereafter until our trusts completed their purchase of the Nevada Company Shares, funds and accounts affiliated with Axar owned approximately 13.8% of Nevada Company’s outstanding common stock, and that Andrew Axelrod was elected to the board of directors of the Nevada Company on December 31, 2020. However, although Axar as a subadvisor to Cornerstone was obligated to disclose any conflicts of interest with respect to its recommendations, neither of these facts was disclosed to Cornerstone at the time Axar recommended the purchase of the Nevada Company Shares. The Company does not have any interest in the Nevada Company, other than our trusts’ ownership of the Nevada Company Shares.

At the time the Nevada Company Assignment Agreement was executed, neither Cornerstone nor our trusts knew of Axar’s stock ownership in Nevada Company or that Mr. Axelrod was on Nevada Company’s board. Consequently, neither the Board’s Trust and Compliance Committee, as required by the Company’s investment policy, nor the Board’s Audit Committee, as required by its charter, had the opportunity to review and to approve or disapprove our trusts’ execution of the Nevada Company Assignment Agreement or their consummation of the purchase of the Nevada Company Shares contemplated thereby.

On May 15, 2021, our trusts entered into a Participation Agreement with a real estate investment trust (the “REIT”) relating to a $52 million loan made by the REIT to certain real estate developers, which is secured by real property and bore interest at a rate of 15%. Our trusts’ participation was a $26 million investment (the “Real Estate Loan Participation”).

We have been informed by Axar that an Axar fund formerly controlled the management company of the REIT, the Cornerstone funds’ co-investor in this transaction, but that the Axar fund sold its interest in the management company on March 31, 2021, before our trusts entered into the Real Estate Loan Participation transaction. Axar has represented to us that Mr. Axelrod served on the REIT’s board, including as chairman of that board, from 2018 through November 2021, at which time he resigned from the REIT’s board. Axar has represented to us that Axar retained a 4.7% interest in the management company that manages the REIT and is entitled to 8.75% of any returns after a 6% return to other investors in the management company. Axar has advised us that, in connection with the sale of Axar’s interest in the management company, Axar is also entitled to a deferred payout of $300,000 per annum in the form of a consulting fee from the management company for capital markets and other strategic advice.

Although Axar as a subadvisor to Cornerstone was obligated to disclose any conflicts of interest with respect to its recommendations, it did not disclose its relationship with the REIT at the time it recommended this investment to Cornerstone. As a result, at the time our trusts obtained the Real Estate Loan Participation from the REIT, neither Cornerstone nor our trusts recognized that there was an existing relationship between Axar and any entities affiliated with the REIT, and neither the Board’s Trust and Compliance Committee, as required by the Company’s investment policy, nor the Board’s Conflicts Committee, as required by its charter, had the opportunity to review and to approve or disapprove the consummation of such transaction. The loan made by the REIT, including the Real Estate Loan Participation, was repaid in full on December 16, 2021, and our trusts received cash interest payments with respect to the Real Estate Loan Participation in the aggregate amount of $2.4 million, representing all interest payable to our trusts under the Real Estate Loan Participation. As of December 31, 2021, our trusts have no ongoing interest in this investment.

On May 17, 2021, our trusts entered into a Loan Agreement with a hotel investor and developer and certain of its subsidiaries (collectively, the “Hotel Fund”), which was amended and restated on October 12, 2021 (such agreement, as so amended and restated, the “Hotel Fund Loan Agreement”) and subsequently amended on December 13, 2021 and March 7, 2022. Pursuant to the Hotel Fund Loan Agreement, our trusts provided a $33.2 million mezzanine loan to the Hotel Fund on May 19, 2021 as part of a $162.2 million loan facility originated by an unaffiliated loan fund. The participation by our trusts was based on the recommendation of Axar under the Subadvisor Agreement. As part of the same transaction, funds and other accounts affiliated with or managed by Axar loaned $10.0 million to the Hotel Fund on the same terms as the trusts’ loans, representing the balance of the $43.2 million mezzanine loan, and our trusts and the Axar funds and accounts each received an origination fee equal to 4% of their respective loan amounts. The principal amount of these loans is payable on October 12, 2023, subject to acceleration under the circumstances described in the Hotel Fund Loan Agreement, and bear interest at an adjustable rate equal to one-month LIBOR plus a spread. On February 15, 2022, the administrative agent for the lenders under the Hotel Fund Loan Agreement delivered a reservation of rights letter to the Hotel Fund with respect to the Hotel Fund’s apparent failure to comply with several covenants in the Hotel Fund Loan Agreement, none of which related to payment of amounts due to the lenders. As of March 1, 2022, the interest rate was 18.75%. Through March 1, 2022, the trusts have received cash interest in the aggregate amount of $7.2 million on this loan from an interest and expense reserve account established for that purpose, representing all interest payable to our trusts under the Hotel Fund Loan Agreement.

Axar has represented to Cornerstone that it did not own, directly or indirectly, any equity or debt securities of the Hotel Fund prior to making the loan contemplated by the Hotel Fund Loan Agreement and did not control and was not an affiliate of the Hotel Fund. Axar has also advised us that it does not own, directly or indirectly, any equity or debt securities of the Hotel Fund other than through its participation in the mezzanine loan. At the time the trusts’ participation in the Hotel Fund Loan Agreement was being considered by Cornerstone, Axar had provided a draft of the Hotel Fund Loan Agreement to Cornerstone which reflected that funds and other accounts affiliated with or managed by Axar also intended to participate in the loan facility on the same terms and conditions as our trusts, but neither Cornerstone nor our trusts recognized that such participation represented a related party transaction, and Axar has represented to us that it did not recognize that such participation represented a related party transaction. Consequently, neither the Board’s Trust and Compliance Committee, as required by the Company’s investment policy, nor the Board’s Conflicts Committee, as required by its charter, had the opportunity to review and to approve or disapprove the consummation by our trusts of the transactions contemplated by the Hotel Fund Loan Agreement.

On September 27, 2021, our trusts entered into an Assignment and Acceptance Agreement (the “Holdco Loan Assignment”) with an insurance holding company (“Holdco”) and Holdco’s then current lender (the “Initial Lender”) pursuant to which the Initial Lender agreed to assign to our trusts all of its rights, duties and obligations under a Loan Agreement dated as of July 9, 2019 between the Initial Lender and Holdco (the “Holdco Loan Agreement”). The Initial Lender had previously declared Holdco in default under the terms of the Holdco Loan Agreement. At the closing of the transactions contemplated by the Holdco Loan Assignment on October 6, 2021, our trusts paid the Initial Lender $28.7 million in cash, which equaled the then outstanding principal balance of the loan under the Holdco Loan Agreement (the “Holdco Loan”). The Company was not affiliated with either Holdco or the Initial Lender and Axar has represented to Cornerstone that it did not control and was not an affiliate of either Holdco or the Initial Lender. Also on September 27, 2021, our trusts and Holdco entered into the First Amendment to Loan Agreement (the “Amended Holdco Loan Agreement”) pursuant to which, among other changes, the defaults asserted by the Initial Lender were waived and the interest rate on the Holdco Loan was increased from 10%, all of which had been payable in kind by increasing the principal balance of the loan, to 15%, of which 10% continued to be payable in kind and 5% was payable in cash. In addition, the Amended Holdco Loan Agreement accelerated the maturity of the Holdco Loan to the earliest of the first anniversary of the closing (subject to a six month extension at the request of Holdco with the consent of our trusts) and the occurrence of certain other events described further below. As of March 1, 2022, the interest rate on the Holdco Loan remained at 15%. Through March 1, 2022, the trusts have received cash interest in the aggregate amount of $0.8 million on the Holdco Loan and additional interest in the form of an increase in the principal balance of the Holdco Loan in the amount of $1.2 million, representing all interest payable to our trusts under the Amended Loan Agreement.

Also on September 27, 2021, Axar entered into a letter agreement with Holdco (the “Transaction Letter Agreement”) pursuant to which Holdco agreed, in order to induce Axar to enter into the Amended Holdco Loan Agreement, that it would, if requested by Axar, enter into an agreed-upon form of purchase agreement for the sale of the outstanding capital stock of its wholly-owned insurance company subsidiary (the “Holdco Subsidiary”) to Axar for a purchase price of $100 million, subject to certain conditions including completion by Axar of a customary due diligence investigation and regulatory approval of the transaction by the state insurance regulator. Recently, Axar advised us that the state insurance regulators had advised Axar that regulatory approval of the transaction between Axar and Holdco would not be granted because the contemplated purchase price included a $40 million note to be issued to Holdco, and, as a result, after further negotiations, that Holdco and Axar entered into a purchase agreement dated January 20, 2022, which provided for a cash purchase price of $75 million, less the outstanding amounts owed to our trusts under the Amended Holdco Loan Agreement and a fee that remained payable to the Initial Lender. Axar has advised us that the sale to Axar under the purchase agreement remains subject to regulatory approval. Because the Holdco Loan is secured by the stock of the Holdco Subsidiary, the Holdco Loan is required to be repaid in full upon the sale of the stock of the Holdco Subsidiary to Axar or any third party.

The Amended Holdco Loan Agreement provides that the Holdco Loan is due and payable on the earliest of (a) October 6, 2022 (subject to a six-month extension as discussed above), (b) an election by Holdco not to proceed with the transaction contemplated by the Transaction Letter Agreement, (c) a breach by Holdco of any of its obligations under the Transaction Letter Agreement or any purchase agreement executed with respect to the sale of Holdco Subsidiary or (d) the consummation of the sale of Holdco Subsidiary to Axar.

Also on September 27, 2021, (i) our trusts and Holdco entered into a letter agreement pursuant to which Holdco has paid our trusts a fee of $500,000 (the “StoneMor Trusts Fee Letter Agreement”) and (ii) Axar and Holdco entered into an Expense Fee Letter pursuant to which Holdco agreed to pay Axar’s due diligence expenses of up to $630,000 (the “Expense Fee Letter Agreement”). Entrance of Holdco into both the Expense Fee Letter Agreement and the StoneMor Trusts Fee Letter Agreement were conditions to the effectiveness of the Amended Holdco Loan Agreement.

The Transaction Letter Agreement and the Expense Fee Letter Agreement were referenced in the Amended Holdco Loan Agreement. Although Axar as a subadvisor to Cornerstone was obligated to disclose any conflicts of interest with respect to its recommendations, it did not provide a copy or disclose the terms or provisions of the Transaction Letter Agreement or Expense Fee Letter Agreement to Cornerstone at the time it recommended that our trusts enter into the Holdco Loan Assignment. As a result, at the time the Holdco Loan Assignment and the Amended Holdco Loan Agreement were executed, neither Cornerstone nor our trusts was aware of Axar’s right to acquire Holdco Subsidiary from Holdco. Consequently, neither the Board’s Trust and Compliance Committee, as required by the Company’s investment policy, nor the Board’s Conflicts Committee, as required by its charter, had the opportunity to review and to approve or disapprove the consummation by our trusts of the transactions contemplated by the Holdco Loan Assignment and the Amended Holdco Loan Agreement.

Our management identified the Nevada Company and Hotel Fund transactions as related party transactions in February 2022 in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2021. Upon management’s becoming aware of Axar’s interests in the Nevada Company and Hotel Fund transactions, management reported such interests to the chairs of the Conflicts Committee and the Trust and Compliance Committee, and upon Axar advising the Company of Axar’s involvement in the Holdco transaction, management reported it to the chair of the Conflicts Committee.

Upon learning of Axar’s interests in the Nevada Company and Hotel Fund transactions, the Conflicts Committee promptly commenced an independent review of all Axar’s investment recommendations to Cornerstone, including those trust investments in which Axar was involved, and directed its counsel to assist with its review. Axar’s interests in the purchase of the Nevada Company Shares, the Real Estate Loan Participation, the Hotel Fund Transaction, the Holdco transaction and certain other transactions were specifically reviewed and evaluated in March 2022 in connection with such review.

As a result of these findings, our management reconsidered the Company’s internal control over financial reporting and disclosure controls and procedures and determined that those controls were not designed and thus did not operate effectively in the prior quarterly periods to allow us to identify related party transactions that were required to be disclosed, which we determined to be a material weakness. For a further discussion of the ineffectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, see Part II, Item 9A. Controls and Procedures. As part of its plan to remediate this material weakness, Cornerstone now requires specific certifications from Axar with respect to any relationship or affiliation with or security ownership position in any entity in whose securities any of Cornerstone’s subadvisors recommends our trusts invest, as well as specific disclosure by Axar of any participation by Axar in any such investment. Cornerstone also intends to implement additional procedures regarding its review of recommendations by its subadvisors, including a requirement for review and approval by a second officer of Cornerstone of any recommendations for investments over specified amounts. As part of implementing such additional procedures, Cornerstone intends to conduct appropriate training for its employees with respect to these procedures.

Based on their respective inquiries regarding the trusts’ investment portfolio and Axar’s investment recommendations with respect thereto, neither our management nor the Conflicts Committee is aware of any other related party transactions that would be required to be reported as “related party transactions” in this Annual Report on Form 10-K. The Conflicts Committee is continuing its independent review of Axar’s investment recommendations to Cornerstone, including those trust investments in which Axar was involved, to determine what additional action may be appropriate for Cornerstone and the Company to take with respect thereto.

In December 2021, the Company reimbursed $0.2 million on behalf of Andrew Axelrod for certain expenses incurred by Mr. Axelrod in responding to a document production request in the Fried v. Axelrod legal matter discussed above pursuant to the provisions of the Company’s bylaws. See Note 14 Commitments and Contingencies.

18.
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

	Year Ended December 31,
	2021	2020
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$278,950	$237,886
Operating costs and expenses	(229,190)	(196,411)
Depreciation and amortization	(5,997)	(6,474)
Segment operating profit	$43,763	$35,001
Funeral Home Operations:
Revenues	43,892	41,653
Operating costs and expenses	(38,542)	(34,789)
Depreciation and amortization	(1,686)	(1,824)
Segment operating profit	$3,664	$5,040
Reconciliation of segment operating profit to net loss from continuing operations:
Cemetery Operations	43,763	35,001
Funeral Home Operations	3,664	5,040
Total segment profit	47,427	40,041
Corporate overhead	(39,930)	(35,975)
Corporate depreciation and amortization	(399)	(854)
Loss on sale of business and other impairments	(2,307)	—
Other (losses) gains, net	(1,016)	129
Loss on debt extinguishment	(40,128)	—
Interest expense	(38,974)	(45,537)
Income tax benefit	18,370	4,855
Net loss from continuing operations	$(56,957)	$(37,341)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$8,605	$4,891
Funeral Home Operations	2,138	132
Corporate	1,252	1,337
Total capital expenditures	$11,995	$6,360

	December 31, 2021	December 31, 2020
BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,506,504	$1,445,217
Funeral Home Operations	128,590	130,687
Corporate	106,050	59,059
Total assets	$1,741,144	$1,634,963
Assets held for sale:
Cemetery Operations	$—	$23,500
Funeral Home Operations	—	5,075
Total assets held for sale	$—	$28,575

19.
SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Company’s consolidated statements of cash flows (in thousands):

	Year ended December 31,
	2021	2020
Accounts Receivable
Pre-need/at-need contract originations (sales on credit)	(129,784)	$(117,716)
Cash receipts from sales on credit (post-origination)	112,255	97,263
Changes in accounts receivable, net of allowance	$(17,529)	$(20,453)
Customer Contract Liabilities
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$178,934	$154,553
Withdrawals of realized income from merchandise trusts during the period	15,571	10,167
Pre-need/at-need contract originations (sales on credit)	129,784	117,716
Undistributed merchandise trust investment earnings, net	22,843	15,444
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(13,516)	(6,816)
Recognized maturities of customer contracts collected as of end of period	(222,477)	(205,852)
Recognized maturities of customer contracts uncollected as of end of period	(23,369)	(23,601)
Changes in customer contract liabilities	$87,770	$61,611

20.
SUBSEQUENT EVENTS

Acquisitions

On January 31, 2022, the Company acquired two cemeteries in Virginia for cash consideration of $5.1 million, pursuant to a definitive agreement signed on March 23, 2021 with Daly Seven, Inc. to acquire four cemeteries for a total purchase price of $5.4 million, subject to customary working capital adjustments. The remaining two cemeteries, which are located in North Carolina, are expected to close in the second quarter of 2022.

On March 1, 2022, the Company acquired one funeral home in Florida for a cash purchase price of $1.7 million and on March 15, 2022, the Company acquired one combination cemetery and funeral home, a separate cemetery and a separate funeral home in West Virginia for a cash purchase price of $11.3 million, in each case subject to customary working capital adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, stockholders’ equity and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Management previously identified and reported material weaknesses in its Annual Report on Form 10-K for the year ended December 31, 2020. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 as a result of the material weaknesses described below:

A. Control environment, control activities and monitoring:

The Company did not design and maintain effective internal controls over financial reporting related to control environment, control activities and monitoring based on the criteria established in the COSO framework. More specifically, management did not implement effective oversight to support deployment of control activities due to lack of clear and consistent accountability for the performance of internal control over financial reporting responsibilities in certain areas important to financial reporting and implementation of related corrective actions in a timely manner.

B. Establishment and review of certain accounting policies and corresponding recognition of income statement impacts:

The Company’s controls applicable to establishment, periodic review for ongoing relevance and consistent application of material accounting policies in conformity with GAAP relating to revenue recognition were not designed appropriately and thus failed to operate effectively. More specifically:

•
Management did not maintain effective controls over sales contract origination occurring at its site locations. Specifically, there was no subsequent review of contract entry at site locations or corporate, as well as consistent approvals for pricing deviations.
•
Management did not have effective review and monitoring controls over revenue recognition with respect to the Accounting Standards Codification 606, Revenues from Contracts with Customers, to timely detect misstatements in income statement and balance sheet accounts. There was no oversight monitoring at corporate for contract cancellations and the timely and accurate servicing of contracts for proper revenue recognition. Additionally, the Company concluded that it did not design effective controls that would lead to a timely identification of a material error in deferred revenues.

C. Evaluation of historical deferred revenue adjustment:

The Company’s internal controls designed to prevent a material misstatement in the recorded amount of deferred revenues as of the balance sheet date were not designed appropriately. Management did not have effective review and monitoring controls over historical contract servicing and revenue recognition at a sufficient level of precision to detect potential misstatements of the related balance sheet accounts.

D. Identification and disclosure of Related Party transactions:

The Company’s internal controls over the identification and disclosure of related party transactions were not designed appropriately and thus failed to operate effectively. More specifically, as noted in Note 17 Related Parties to our consolidated financial statement as of and for the year ended December 31, 2021, the Company identified various related party transactions in connection with its year-end financial closing procedures, which had not been timely identified by Cornerstone or disclosed in our prior quarterly periods because Cornerstone, the Company’s investment advisor subsidiary, did not have effective procedures in place to ensure that the information needed to analyze whether investment transactions it was recommending for our trusts constituted related party transactions was obtained and reviewed in a timely fashion.

Our management communicated the results of its assessment to the Audit Committee of the Board of Directors.

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We have identified and are implementing the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. As we continue our evaluation and improve our internal control over financial reporting, management may modify the actions described below or identify and take additional measures to address control deficiencies. Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, and the successful testing of control operation over a sufficient period of time, the material weaknesses described above will continue to exist.

A. To address the material weakness in control environment, control activities and monitoring, the Company will:

•
Continue to enhance accountability and corporate monitoring to provide reasonable assurance that the Company maintains sufficient oversight of the performance of internal controls;
•
Continue a project management office, including external consultants, with appropriate subject matter expertise to develop, oversee and monitor the remediation plans and status of all internal control deficiencies; and
•
Provide periodic internal controls training in conjunction with the rollout of its new or enhanced internal controls.

Management will continue to review such actions and progress with the Audit Committee. The remediation of this weakness in the control environment will contribute to the remediation of each of the additional material weaknesses described below.

B. To address the material weakness associated with the establishment and periodic review of certain accounting policies and corresponding recognition of income statement impacts for compliance with applicable GAAP that give rise to potentially inaccurate or untimely revenue recognition, the Company is performing the following:

•
Redesigned previously identified controls during the 4th Quarter of 2021 over sales contract origination to monitor the completeness and accuracy of contract information recorded in the system; this includes validation of the accuracy of contract data in the contract management system, comparing pricing to approved standard price lists, formalizing approvals for price deviations, and validating merchandise and perpetual trust amounts and percentages. These new controls will be implemented during the 1st Quarter of 2022.
•
Implemented a vendor invoice review control over markers in the 2nd Quarter of 2020 and a similar review over casket invoices in the 3rd Quarter of 2021 which identifies markers and caskets received and invoiced and verifies that the markers and caskets have been serviced.
•
Designing and implementing controls relating to other revenue streams (i.e., open and close, vaults) to ensure appropriate servicing and related revenue is recognized in the proper period.

C. To address the material weakness related to the recognized amount of deferred revenue as of the balance sheet date, management will enhance its review and monitoring controls over the historical deferred revenue balance.

D. To address the material weakness related to the identified and disclosure of related party transactions, the Company and Cornerstone will:

•

Require specific certifications from Axar with respect to any affiliation with or security ownership position in any entity in whose securities any of Cornerstone’s subadvisors recommends our trusts invest, as well as specific disclosure by Axar of any participation by Axar in any such investment;
•

Cornerstone will implement additional procedures regarding its review of recommendations by its subadvisors, including a requirement for review and approval by a second officer of Cornerstone of any recommendations for investments over specified amounts; and
•
Cornerstone will conduct appropriate training for its employees with respect to these procedures.

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

REMEDIATION OF PREVIOUSLY REPORTED MATERIAL WEAKNESSES

To address the previously reported material weakness associated with management not having a Delegation of Authority matrix outside of the procurement process or effective monitoring controls over the review of segregation of duties within relevant financial applications, the Company formalized a Delegation of Authority matrix which was approved by the Board of Directors and completed a segregation of duties analysis in which all potential conflicts were addressed by removing inappropriate employee access, identifying mitigating controls or implementing a monitoring control.

To address the previously reported material weakness associated with management not maintaining effective controls over the reconciliation of amounts recorded in the general ledger for cemetery property and deferred revenues on the consolidated balance sheets, the Company enhanced the roll-forward performed over cemetery property to include balances by location. The roll-forward is reviewed monthly with the focus being the cash flow amortization adjustment, which is reviewed on a disaggregated by product type basis, as well implemented additional controls around unique product codes, approval of purchases and coding of purchases. To address the deferred revenue material weakness, the Company enhanced the review process to include documenting all inputs used in the reconciliation, which included documenting the source of the inputs and internal controls over completeness and accuracy. The control execution was enhanced to include detailed steps performed in the preparation and review of the deferred revenue reconciliation, which is at a level of precision sufficient to detect a material weakness. This review includes documenting certain expectations including analysis of where values were contradictory of expectation, and any follow-ups identified during the review process.

To address the previously reported material weakness associated with management not having effective review and monitoring controls over the revenue, cost of goods sold and deferred balances of pre-acquisition contracts (customer contracts written before StoneMor acquired the cemetery) at a sufficient level of precision to timely detect potential misstatements of the related income statement and balance sheet accounts, the Company designed and implemented additional controls to validate and monitor the servicing of pre-acquisition contracts.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Our remediation efforts were ongoing during our last fiscal quarter ended December 31, 2021. There were no other material changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF STONEMOR INC.

The following table shows information regarding our executive officers and directors as of March 1, 2022. Each director is elected for one-year terms until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

Name	Age	Positions with StoneMor Inc.
Joseph M. Redling	63	President, Chief Executive Officer and Director
Jeffrey DiGiovanni	45	Senior Vice President and Chief Financial Officer
Thomas A. Connolly	56	Senior Vice President of Business Planning and Operations
Lindsay R. Granson	40	Senior Vice President of Sales and Marketing
Robert Page	59	Senior Vice President of Funeral Homes and Special Projects
Andrew Axelrod	39	Chairman of the Board
Spencer E. Goldenberg	39	Director
David Miller	62	Director
Stephen J. Negrotti	70	Director
Kevin D. Patrick	61	Director
Patricia D. Wellenbach	64	Director

On January 11, 2022, Austin K. So submitted his resignation from his position as Senior Vice President, Chief Legal Officer and Secretary of the Company, which was effective as of February 7, 2022.

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

We are party to a Nomination and Director Voting Agreement dated as of September 17, 2018 (as amended on February 4, 2019 and June 27, 2019, the “DVA”) with Axar Capital Management, LP, certain funds and managed accounts for which it serves as investment manager and its general partner, Axar GP, LLC (collectively, the “Axar Entities”), GP Holdings and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC (“ACII” and, collectively with GP Holdings, the “ACII Entities”). Under the DVA, the Axar Entities have the option to designate up to three nominees to our Board (or, if the number of directors is increased, at least three-sevenths of the whole number of directors). Following the refinancing or repayment of our Senior Secured Notes, the number of directors the Axar Entities have the right to nominate is subject to reduction if they or their affiliates (collectively, the “Axar Group”) collectively beneficially own less than 15% of our outstanding common stock. The DVA also provided that, for so long as the ACII Entities and their affiliates (collectively, the “ACII Group”) collectively beneficially own at least 4% of our outstanding common stock, the ACII Entities were entitled to designate one nominee to our Board. The Axar Entities and the ACII Entities also agreed to vote their shares in favor of the election of any such nominees. Because the ACII Entities sold all of the shares they held, they are no longer entitled to nominate any director.

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

Andrew Axelrod was appointed to and named Chairman of the Board in June 2019. Mr. Axelrod is the Managing Partner and Portfolio Manager of Axar Capital Management L.P. (“Axar”), a firm he founded in 2015. He is ultimately responsible for all investment, risk and business management functions. Before founding Axar, Mr. Axelrod was a Partner and Co-Head of North American Investments for Mount Kellett Capital Management from 2009 to 2014, a private investment organization with over $7 billion of assets under management. Mr. Axelrod joined Mount Kellett at firm inception and worked there for over 6 years. Prior to joining Mount Kellett, Mr. Axelrod worked at Kohlberg Kravis Roberts & Co. L.P. from 2007 to 2008 and The Goldman Sachs Group, Inc. from 2005 to 2007. Mr. Axelrod graduated magna cum laude with a B.S. in Economics from Duke University. Mr. Axelrod’s leadership as the Company’s largest common shareholder and his extensive experience in financing, investments and restructurings provides critical skills to the Board as we continue to implement our turnaround plan.

Spencer Goldenberg was appointed to the Board in June 2019. He serves as the Chief Financial Officer for Menin Hospitality, an owner and operator of hotels, restaurants and commercial retail establishments across the United States (“U.S.”) with a concentration in the southeast U.S. and Chicago. Prior to joining Menin Hospitality, Mr. Goldenberg was a partner in the accounting firm of Gerstle, Rosen & Goldenberg P.A. from February 2008 to June 2015. Mr. Goldenberg has served as an independent director of Terra Income Fund 6 since April 2019, and is the chairman of its audit committee. From October 2005 until February 2008, he served as a legislative aide to Florida State Senator Gwen Margolis. Mr. Goldenberg holds an active certified public accountant’s license in the state of Florida. He holds a B.A. in International Affairs from Florida State University. Mr. Goldenberg’s extensive finance, accounting and audit experience enhances the ability of the Board to oversee the Company’s financial performance and reporting.

David Miller was appointed to the Board in June 2019. Mr. Miller has served as the Chairman of the board of JG Wentworth since February 2018. Mr. Miller served as a Senior Advisor to the Blackstone Tactical Opportunities Fund from March 2015 until February 2018. Prior to Blackstone, Mr. Miller served as Chief Executive Officer and Chairman of JGWPT Inc., the holding company for J.G. Wentworth. Prior to JGWPT, Mr. Miller was Executive Vice President at ACE, responsible for ACE’s International Accident and Health Insurance business. Prior to ACE, Mr. Miller was President and Chief Executive Officer of Kemper Auto and Home Insurance. Prior to Kemper, Mr. Miller was Chief Operating Officer of Providian Direct Insurance. Mr. Miller has served as a director of Ellington Residential Mortgage (NYSE: EARN) since 2013, a director of Lombard International Assurance since July 2015, a director of J.G. Wentworth since January 2018 and a director of Figure Acquisition Corp I (NYSE: FACA) since February 2021. Mr. Miller has a B.S.E.E. in electrical engineering from Duke University and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania. Mr. Miller’s extensive experience as a senior executive will provide the board of directors with additional expertise in corporate leadership and governance.

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

Patricia D. Wellenbach was appointed to the Board in April 2018. She has been President and CEO of Philadelphia’s Please Touch Museum since November 2015. In such capacity, Ms. Wellenbach is responsible for management and oversight of one of the top 10 children’s museums in the country. The Museum employs 100 people and has a budget of $10.0 million. In addition, Ms. Wellenbach works closely with the Museum’s board of trustees and is a steward of a 100,000 square foot building on the National Historic Register. The building is owned by the City of Philadelphia, and as such Ms. Wellenbach works closely with city leaders on the preservation of this historic landmark building. From February 2013 to October 2015, Ms. Wellenbach was President and CEO of Green Tree School and Services, a non-residential school and behavioral health clinic for children with autism and severe emotional disturbances. In such capacity, Ms. Wellenbach oversaw a budget of $9.0 million, managed the construction of a new facility and negotiated contracts with two unions. The complexity of the medical and educational needs of the children required Ms. Wellenbach to have experience with a high level of regulatory and compliance issues. From October 2007 to January 2013, Ms. Wellenbach advised companies as President and CEO of Sandcastle Strategy Group, LLC. Effective July 1, 2021, Ms. Wellenbach was appointed chair of the board of trustees of Thomas Jefferson University, an $8 billion institution with 42,000 employees, where she has served as a board member since July 2015. Ms. Wellenbach currently serves on the Philadelphia Mayor’s Cultural Advisory Board (from September 2016). Ms. Wellenbach previously was a member of the board of directors at the Reinvestment Fund, a CDFI fund that makes community impact investments in areas of work force development, charter schools, food access and other community needs, from March 2010 until December 2017. Ms. Wellenbach is also a member of the National Association of Corporate Directors, Women Corporate Directors, the Forum of Executive Women and the Pennsylvania Women’s Forum. Ms. Wellenbach holds a B.S. in Nursing from the Boston College School of Nursing and a certificate from the UCLA Anderson School of Management’s Healthcare Executive Program. Ms. Wellenbach brings to the Board significant experience in managing complex businesses in transition and restructuring, merger and acquisition experience both as a chief executive officer and as a board member and experience with risk, regulatory and compliance issues.

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

Thomas A. Connolly was appointed our Senior Vice President of Business Planning and Operations in September 2019. Prior to joining the Company, he served as Vice President, Business Operations for Brookstone, an omni channel business with mall, airport, ecommerce and wholesale divisions. Previously, Tom worked for Vestis Retail Group (Bob’s Stores, Eastern Mountain

Sports and Sport Chalet) and EMS. Tom possesses a broad range of professional competencies, including: finance, strategic planning, analytics, marketing, ecommerce, wholesale, airport retail, merchandise planning, operations, real estate, store operations, organizational design and human resources. He earned a B.A. in Political Science from Haverford University.

Lindsay R. Granson was appointed our Senior Vice President of Sales & Marketing in January 2021. Prior to her current role, Ms. Granson was the National Vice President of Sales and Marketing beginning in June of 2018 after initially joining StoneMor as Vice President of Marketing in March of 2017. Prior to joining the Company, Ms. Granson was Vice President of Sales for Watercrest Senior Living Group, from 2016 to March 2017, and prior to that Ms. Granson spent her career in the Senior Living space in various leadership roles in both private and public sectors. She spent the majority of her Senior Living career working for Brookdale Senior Living and holds a B.A. in Elementary Education from Wright State University.

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

BOARD MEETINGS AND EXECUTIVE SESSIONS, COMMUNICATIONS WITH DIRECTORS AND BOARD COMMITTEES

In fiscal year 2021, the Board held 13 meetings. Each director then in office attended at least 75% of these meetings and the meetings of the committees of the Board on which such director served, either in person or by teleconference.

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

StoneMor Inc.

3331 Street Road, Suite 200

Bensalem, Pennsylvania 19020

Stockholders and any other interested parties should mark the envelope containing each communication as “Stockholder Communication with Directors” and clearly identify the intended recipient(s) of the communication. Our Vice President, General Counsel and Secretary will review each communication received from stockholders and other interested parties and will forward the communication, as expeditiously as reasonably practicable, to the addressees if: (1) the communication complies with the requirements of any applicable policy adopted by the Board relating to the subject matter of the communication and (2) the communication falls within the scope of matters generally considered by the Board. To the extent the subject matter of a communication relates to matters that have been delegated by the Board to a committee or to one of our executive officers, then our Vice President, General Counsel and Secretary may forward the communication to the executive officer or chairman of the committee to which the matter has been delegated. The acceptance and forwarding of communications to the members of the Board or an executive officer does not imply or create any fiduciary duty of the Board members or executive officer to the person submitting the communications.

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

DELINQUENT SECTION 16(a) REPORTS

Under Section 16(a) of the Securities and Exchange Act (as amended, the “Exchange Act”), directors, executive officers and beneficial owners of more than 10% of our common stock, if any, are required to file reports of ownership and reports of changes in ownership with the SEC. Our directors, executive officers and beneficial owners of more than 10% of our common shares are also required to furnish us with copies of all such reports that are filed. Based solely on our review of copies of such forms and amendments and on written representations from Section 16(a) reporting individuals, we believe that all of our directors and executive officers and all beneficial owners of more than 10% of our common stock filed the required reports on a timely basis under Section 16(a) during the year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth summary information relating to all compensation awarded to, earned by or paid to the individuals listed in the table below, collectively referred to as our “named executive officers” or “NEOs,” for all services rendered in all capacities to us during the years noted:

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
Joseph M. Redling	2021	741,000	1,071,000	—	—	49	1,812,049
President and Chief Executive Officer	2020	632,692	1,050,000	534,375	154,218	—	2,371,285
Jeffrey DiGiovanni	2021	397,000	280,000	—	—	555	677,555
Senior Vice President and Chief Financial Officer	2020	333,173	262,500	96,615	27,883	—	720,171
Austin K. So(5)	2021	397,000	286,250	—	—	1,963	685,213
Senior Vice President, Chief Legal Officer and Secretary	2020	356,971	281,250	96,615	27,883	—	762,719
(1)
Represents bonus amounts earned with respect to the applicable year except as otherwise indicated. Bonuses are granted as cash awards under the 2019 Plan based on the bonus opportunity in each NEO’s employment agreement (100% for Mr. Redling and 50% for Messrs. DiGiovanni and So). For 2021 and 2020, the Compensation Committee established an adjusted EBITDA target calculated to include gross commissionable sales and exclude realized and unrealized gains and losses in the Company’s merchandise and perpetual care trusts, among other adjustments. Bonuses were payable at 50%, 100% and 150% of the applicable bonus opportunity if the Company achieved at least 90% but less than 100%, 100%-115% or more than 115%, respectively, of the target. The Compensation Committee determined that the Company achieved more than 115% of the 2021 and 2020 targets and approved bonuses at 150% of the applicable bonus targets for 2021 and 2020.
(2)
Represents the aggregate grant date fair value of stock awards in accordance with ASC 718. The assumptions underlying this valuation are set forth in Note 11 Long-Term Incentive Plan to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.
(3)
Represents the aggregate grant date fair value of option awards in accordance with ASC 718. The assumptions underlying this valuation are set forth in Note 11 Long-Term Incentive Plan to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.
(4)
Represents the Company’s matching contribution to the employee’s 401(K) Plan.
(5)
Mr. So resigned from the Company effective February 7, 2022.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2021

The following table sets forth information with respect to outstanding equity awards at December 31, 2021 for our named executive officers:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price $	Option Expiration Date	Number of Unearned Shares of Stock That Have Not Vested (#)	Market Value of Unearned Shares of Stock That Have Not Vested ($) (1)
Joseph M. Redling	1,666,666	833,334	1.20	12/18/2029	140,625	—
	104,166	208,334	1.71	12/3/2030	208,334	475,002
Jeffrey DiGiovanni	300,000	150,000	1.20	12/18/2029	—	—
	18,833	37,667	1.71	12/3/2030	37,667	85,881
Austin K. So	300,000	150,000	1.20	12/18/2029	—	—
	18,833	37,667	1.71	12/3/2030	37,667	85,881
(1)
The market value of these outstanding awards have been computed by multiplying the closing price of our common stock on December 31, 2021 by the number of unvested shares.

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

The agreement also provided that Mr. Redling was entitled to receive an initial grant of restricted common units in the Partnership of 750,000 units. Such restricted common units will vest, if at all, in equal quarterly installments over the four year period following the date of grant and will have rights to distributions consistent with fully vested common units in the Partnership. The grant of such restricted common units was made on July 18, 2018, and is subject to such other terms and conditions as are set forth in the Executive Restricted Unit Agreement entered into between Mr. Redling and the Company at the time of grant. In accordance with the terms of the Merger Agreement, Mr. Redling’s restricted common units that had vested as of the effective date of the Partnership’s conversion to a C-Corporation were converted into common shares, while his unvested restricted common units were converted into restricted common shares and remain subject to the same vesting schedule.

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

Austin K. So

Austin K. So and the Company were parties to an employment agreement dated June 15, 2018 pursuant to which Mr. So served as Senior Vice President, Chief Legal Officer and Secretary of the Company until his voluntary departure from the Company effective February 7, 2022. Mr. So’s base salary under the agreement was $375,000 per year, which base salary was subject to annual review by the Board. Any decrease in base salary would be made only to the extent the Company contemporaneously and proportionately decreases the base salaries of all of its senior executives.

The agreement provided that Mr. So was eligible to receive an annual incentive cash bonus with respect to each fiscal year of the Company, provided that, except for certain qualifying terminations of employment, he will not be eligible to receive such bonus if he is not employed on the last day of the fiscal year to which such bonus relate. The amount of the cash bonus was to be targeted at 50% of his base salary with respect to the applicable fiscal year.

Under the agreement, Mr. So was also entitled to participate in the 2019 Plan to the extent that the Company offers the 2019 Plan to all senior executives of the Company. Mr. So’s participation in the 2019 Plan, if offered by the Company, shall be in an annual amount equal to 50% of his base salary, with 50% of such annual amount vesting in equal annual installments over three years and 50% of the annual amount vesting based upon attainment of performance goals as determined by the Compensation Committee.

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

DIRECTOR COMPENSATION

The following table sets forth summary information of all compensation to our directors for services rendered during the year ended December 31, 2021:

	Fees Earned or Paid in Cash	Stock Awards	Total
Name (1)	($)	($) (2)	($)
Andrew Axelrod	110,000	—	110,000
Spencer E. Goldenberg	85,000	40,000	125,000
David Miller	90,000	20,000	110,000
Stephen J. Negrotti	205,000	20,000	225,000
Kevin D. Patrick	130,000	20,000	150,000
Patricia D. Wellenbach	180,000	20,000	200,000
(1)
Each director was entitled to an annual retainer of $100,000, which could be received in cash, restricted phantom shares or a combination of cash and restricted phantom shares at the director’s election. A minimum of $20,000 of the $100,000 annual retainer payable to each director was required to be deferred and credited quarterly, in the form of restricted phantom shares to each director, except for Mr. Axelrod who was not subject to the restricted phantom share retainer requirement due to his affiliation with Axar. Mr. Negrotti received an annual retainer of $25,000 as Chairman of our Audit Committee. Mr. Miller received an annual retainer of $10,000 for serving as Chairman of our Compensation Committee. Mr. Axelrod received an annual retainer of $10,000 for serving as Chairman of our Trust and Compliance Committee. Ms. Wellenbach and Messrs. Negrotti and Patrick each received $50,000 for serving on the Conflicts Committee. Also included in the amounts above are fees approved and paid during 2021 of $25,000 each to Ms. Wellenbach, Mr. Goldberg and Mr. Negrotti for serving on the Board’s special committee formed during 2020 to consider an equity investment by Axar and $25,000 each to Ms. Wellenbach and Mr. Negrotti for serving on the Board’s special committee formed during 2020 to consider and evaluate a transaction contemplated by proposal letter received in May 2020 from Axar.
(2)
The shares of restricted phantom common stock awarded as retainer compensation are credited to a mandatory deferred compensation account established for each such person. In addition, for each restricted phantom share in such account, the Company credits the account, solely in additional restricted phantom shares, an amount of dividend equivalent rights so as to provide the holders of restricted phantom stock a means of participating on a one-for-one basis in any dividends paid to holders of our common stock. Payments of the participant’s mandatory deferred compensation account will be made on the earliest of (i) separation of the participant from service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death or (v) change of control of the Company. Any such payment will be made at the Company’s election in the Company’s common shares or cash. As of December 31, 2021, the number of restricted phantom shares credited to each director’s deferred compensation account was as follows:

Andrew Axelrod	9,174.312
Spencer E. Goldenberg	52,338.700
David Miller	44,030.173
Stephen J. Negrotti	42,891.293
Kevin D. Patrick	8,308.526
Patricia D. Wellenbach	42,891.292

Effective January 1, 2022, the annual retainer for each director was increased to $140,000. Each director other than Mr. Axelrod will continue to be obligated to defer receipt of a minimum of $20,000 of the retainer, which would continue to be credited quarterly in the form of restricted phantom shares, but was also given the option, subject to approval by the Compensation, Nominating and Governance Committee, to request an increase in the deferred amount to up to $50,000, with any such request being made on or before December 15 with respect to the following year’s retainer.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount and percentage of the outstanding shares of our common stock that each of our named executive officers, each of our directors, each person whom we believe beneficially owns 5% or more of the outstanding shares of our common stock and all of our directors and executive officers as a group as of March 1, 2022. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the shares of common stock set forth opposite such beneficial owner’s name.

Name of Beneficial Owner	Position	Amount of Beneficial Ownership	Percent of Class
Joseph M. Redling(1)	President, Chief Executive Officer and a Director	1,401,334	1.2%
Jeffrey DiGiovanni(2)	Senior Vice President and Chief Financial Officer	59,182	*
Austin K. So	Senior Vice President, Chief Legal Officer and Secretary	133,100	*
Andrew Axelrod(3)(4)	Director	88,633,045	74.9%
Spencer E. Goldenberg	Director	10,000	*
David Miller	Director	941,432	*
Stephen J. Negrotti	Director	48,634	*
Kevin D. Patrick	Director	—	*
Patricia D. Wellenbach	Director	6,064	*
All current directors and executive officers as a group (11 persons)		91,179,323	77.1%
Axar Capital Management, LP (1330 Avenue of the Americas, 30th Floor, New York, NY 10019)(4)		88,633,045	74.9%
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
(4)
Information other than percentage of class beneficially owned is based on a Schedule 13D/A filed on September 24, 2021.

The following table details information regarding the 2019 Plan as of December 31, 2021:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	( c)
Equity compensation plan approved by security holders	6,075,000	$1.27	830,512
Equity compensation plan not approved by security holders	—	—	—
Total	6,075,000	$1.27	830,512
(1)
Excludes 149,783 phantom shares and 1,128,125 restricted shares awarded under the 2019 Plan.

For more information related to our 2019 Plan, see Note 11 Long-Term Incentive Plan to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

INDEPENDENCE OF DIRECTORS

For a list of our directors as of March 1, 2022, see Part III, Item 10, Directors, Executive Officers and Corporate Governance in this Annual Report. Our Board has concluded that all of our directors other than Andrew M. Axelrod and Joseph M. Redling, and all of the members of our Audit Committee and our Compensation Committee, are independent within the meaning of the NYSE listing standards.

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

As of March 1, 2022, Axar beneficially owned 74.9% of our outstanding common stock, which constituted a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of NYSE corporate governance standards. For discussion on certain risks and uncertainties attributable to us being a controlled company, see Part I, Item 1A. Risk Factors of this Annual Report.

In January 2020, our trusts completed the purchase of a $30 million participation in a new $70 million debt facility issued by a discount shoe retailer (the “Shoe Retailer”). Funds and accounts affiliated with Axar also invested $20 million in this facility. The investment was initially proposed by the Chairman of the Board, Mr. Axelrod. The investment was reviewed and approved in December 2019 in accordance with the Partnership’s governance policies in place at that time. At the time of the investment, the funds and accounts affiliated with Axar owned approximately 30% of the equity of the Shoe Retailer, and Mr. Axelrod served on the Shoe Retailer’s board of directors. The amount of the investment represented approximately 4% of the total fair market value of the Company’s trust assets when it was made.

On April 1, 2020, we entered into a letter agreement (the “Axar Commitment”) with Axar pursuant to which Axar committed to (a) purchase shares of our Series A Preferred Stock with an aggregate purchase price of $8.8 million on April 3, 2020, (b) exercise its basic rights in the rights offering by tendering the shares of Series A Preferred Stock so purchased for shares of our common stock, $0.01 par value per share and (c) purchase any shares offered in the rights offering for which other stockholders do not exercise their rights, up to a maximum of an additional $8.2 million of such shares. We did not pay Axar any commitment, backstop or other fees in connection with the Axar Commitment.

On April 3, 2020, as contemplated by the Axar Commitment, we and Axar CL SPV LLC, Star V Partners LLC and Blackwell Partners LLC –Series E. (the “2020 Purchasers”) entered into a Series A Preferred Stock Purchase Agreement pursuant to which we sold 176 shares of our Series A Preferred Stock, par value $0.01 per share, for a cash price of $50,000 per share, an aggregate of $8.8 million. The 2020 Purchasers are funds or accounts managed by Axar.

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

Under the Agreement, Axar will be entitled to a quarterly fee equal to 0.0125% of the value of the Investment Assets through December 31, 2021 and, thereafter, a quarterly fee equal to 0.025% of the value of the Investment Assets. In each case, the value of the Investment Assets will be determined by the Trustee. The Agreement also includes customary confidentiality and indemnification provisions. Mr. Axelrod also serves at the discretion of our trusts as a director of a children’s retailer in which our trusts hold an equity interest, for which he receives annual director fees from that company of $80,000. Mr. Axelrod also serves as director of a Nevada company in which our trusts hold an equity interest, for which he receives annual director fees from that company of $75,000. In addition, he and an additional Axar employee serve as directors of the Shoe Retailer, for which each of them receives annual director fees from the Shoe Retailer of $100,000.

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

On September 27, 2021, the Company announced that it had received the Letter dated September 22, 2021 from Axar in which Axar expressed an interest in pursuing discussions concerning strategic alternatives that may be beneficial to the Company and its various stakeholders. Axar has engaged Schulte Roth & Zabel LLP as its legal advisor and stated in the Letter that it would engage a financial advisor at the appropriate time. According to the Letter, Axar expected that any such discussions would be conducted with a special committee of the Board, assisted by financial and legal advisors engaged by such committee. The Letter also stated that any transaction involving Axar arising from such discussions would be conditioned upon, among other things, approval of the special committee and the Board, the negotiation and execution of mutually satisfactory definitive agreements and customary terms. The Letter also stated that any transaction structured as a take-private transaction would be subject to a closing condition that the approval of holders of a majority of the outstanding shares not owned by Axar or its affiliates be obtained. On September 26, 2021, the Board authorized its Conflicts Committee, which is comprised of independent directors Stephen J. Negrotti, Kevin Patrick and Patricia Wellenbach, to engage in the discussions contemplated by the Letter, including the authority to engage in discussions concerning and to negotiate the terms and provisions of any strategic alternative the Conflicts Committee determines to be appropriate in connection with such discussions. Under its charter, the Conflicts Committee has the authority to reject, approve or recommend that the Board approve any transaction that is a related party transaction, which would include any transaction to which Axar is a party. The Conflicts Committee has retained independent legal and financial advisors to assist in such discussions. Following receipt of the Letter and until recently, the Conflicts Committee and its counsel had engaged in discussions with Axar and Axar’s counsel, which evolved to focus on a potential offer by Axar to acquire the shares of the Company that are not owned by Axar or its affiliates. While these negotiations had been productive, the Conflicts Committee and Axar had not come to agreement on any price that Axar would pay for such shares or on certain other terms of any transaction, and there can be no assurance that any agreement would be reached in the future. Negotiations between the Conflicts Committee and Axar were recently tabled in light of the work undertaken by the Conflicts Committee with respect to the independent review of certain investments by our trusts in which Axar had an interest.

The Conflicts Committee may at any time determine to resume such negotiations, but there can be no assurance that even if such negotiations are resumed, any agreement with respect to a take-private transaction will be executed or that this or any other transaction will be approved or consummated. The Company does not undertake any obligation to provide any updates with respect to these matters except as required under applicable law.

On March 9, 2021, our trusts purchased an aggregate of 43,681,528 shares (the “Nevada Company Shares”) of common stock of a Nevada company whose primary assets now consist of cash and tax-related assets (the “Nevada Company”), representing approximately 27% of the outstanding common stock of the Nevada Company, from three private investment funds (the “Nevada Company Sellers”) for an aggregate cash purchase price of $18.0 million. Axar had originally agreed to acquire the Nevada Company Shares pursuant to a Securities Purchase Agreement dated December 31, 2020, among the Nevada Company Sellers and Axar (the “Nevada Company Purchase Agreement”). On February 1, 2021, pursuant to the Subadvisor Agreement described above, Axar recommended to Cornerstone that our trusts purchase the Nevada Company Shares. Pursuant to that recommendation, on February 4, 2021, Axar and our trusts entered into an Assignment and Assumption Agreement (the “Nevada Company Assignment Agreement”), pursuant to which Axar agreed to assign its rights under the Nevada Company Purchase Agreement to our trusts and our trusts agreed to assume Axar’s obligations thereunder. Axar did not receive any additional consideration from our trusts for this assignment and has represented to us that it did not receive any consideration for this assignment from any other person.

The Nevada Company Sellers and Axar entered into the Nevada Company Purchase Agreement while the Subadvisor Agreement was being finalized. Axar has informed us that it entered into the Nevada Company Purchase Agreement with the intention that our trusts would purchase the Nevada Company Shares directly from the Nevada Company Sellers. Axar has represented to Cornerstone that it is not, and at the time it entered into the Nevada Company Purchase Agreement was not, affiliated with any of the Nevada Company Sellers and did not control and was not an affiliate of Nevada Company at the time it executed the Nevada Company Purchase Agreement or when our trusts purchased the Nevada Company Shares. Axar has recently represented to us that, at the time the Nevada Company Purchase Agreement was signed and at all times thereafter until our trusts completed their purchase of the Nevada Company Shares, funds and accounts affiliated with Axar owned approximately 13.8% of Nevada Company’s outstanding common stock, and that Andrew Axelrod was elected to the board of directors of the Nevada Company on December 31, 2020. However, although Axar as a subadvisor to Cornerstone was obligated to disclose any conflicts of interest with respect to its recommendations, neither of these facts was disclosed to Cornerstone at the time Axar recommended the purchase of the Nevada Company Shares. The Company does not have any interest in the Nevada Company, other than our trusts’ ownership of the Nevada Company Shares.

At the time the Nevada Company Assignment Agreement was executed, neither Cornerstone nor our trusts knew of Axar’s stock ownership in Nevada Company or that Mr. Axelrod was on Nevada Company’s board. Consequently, neither the Board’s Trust and Compliance Committee, as required by the Company’s investment policy, nor the Board’s Audit Committee, as required by its charter, had the opportunity to review and to approve or disapprove our trusts’ execution of the Nevada Company Assignment Agreement or their consummation of the purchase of the Nevada Company Shares contemplated thereby.

On May 15, 2021, our trusts entered into a Participation Agreement with a real estate investment trust (the “REIT”) relating to a $52 million loan made by the REIT to certain real estate developers, which is secured by real property and bore interest at a rate of 15%. Our trusts’ participation was a $26 million investment (the “Real Estate Loan Participation”).

We have been informed by Axar that an Axar fund formerly controlled the management company of the REIT, the Cornerstone funds’ co-investor in this transaction, but that the Axar fund sold its interest in the management company on March 31, 2021, before our trusts entered into the Real Estate Loan Participation transaction. Axar has represented to us that Mr. Axelrod served on the REIT’s board, including as chairman of that board, from 2018 through November 2021, at which time he resigned from the REIT’s board. Axar has represented to us that Axar retained a 4.7% interest in the management company that manages the REIT and is entitled to 8.75% of any returns after a 6% return to other investors in the management company. Axar has advised us that, in connection with the sale of Axar’s interest in the management company, Axar is also entitled to a deferred payout of $300,000 per annum in the form of a consulting fee from the management company for capital markets and other strategic advice.

Although Axar as a subadvisor to Cornerstone was obligated to disclose any conflicts of interest with respect to its recommendations, it did not disclose its relationship with the REIT at the time it recommended this investment to Cornerstone. As a result, at the time our trusts obtained the Real Estate Loan Participation from the REIT, neither Cornerstone nor our trusts recognized that there was an existing relationship between Axar and any entities affiliated with the REIT, and neither the Board’s Trust and Compliance Committee, as required by the Company’s investment policy, nor the Board’s Conflicts Committee, as required by its charter, had the opportunity to review and to approve or disapprove the consummation of such transaction. The loan made by the REIT, including the Real Estate Loan Participation, was repaid in full on December 16, 2021, and our trusts received cash interest payments with respect to the Real Estate Loan Participation in the aggregate amount of $2.4 million, representing all interest payable to our trusts under the Real Estate Loan Participation. As of December 31, 2021, our trusts have no ongoing interest in this investment.

On May 17, 2021, our trusts entered into a Loan Agreement with a hotel investor and developer and certain of its subsidiaries (collectively, the “Hotel Fund”), which was amended and restated on October 12, 2021 (such agreement, as so amended and restated, the “Hotel Fund Loan Agreement”) and subsequently amended on December 13, 2021 and March 7, 2022. Pursuant to the Hotel Fund Loan Agreement, our trusts provided a $33.2 million mezzanine loan to the Hotel Fund on May 19, 2021 as part of a $162.2 million loan facility originated by an unaffiliated loan fund. The participation by our trusts was based on the recommendation of Axar under the Subadvisor Agreement. As part of the same transaction, funds and other accounts affiliated with or managed by Axar loaned $10.0 million to the Hotel Fund on the same terms as the trusts’ loans, representing the balance of the $43.2 million mezzanine loan, and our trusts and the Axar funds and accounts each received an origination fee equal to 4% of their respective loan amounts. The principal amount of these loans is payable on October 12, 2023, subject to acceleration under the circumstances described in the Hotel Fund Loan Agreement, and bear interest at an adjustable rate equal to one-month LIBOR plus a spread. On February 15, 2022, the administrative agent for the lenders under the Hotel Fund Loan Agreement delivered a reservation of rights letter to the Hotel Fund with respect to the Hotel Fund’s apparent failure to comply with several covenants in the Hotel Fund Loan Agreement, none of which related to payment of amounts due to the lenders. As of March 1, 2022, the interest rate was 18.75%. Through March 1, 2022, the trusts have received cash interest in the aggregate amount of $7.2 million on this loan from an interest and expense reserve account established for that purpose, representing all interest payable to our trusts under the Hotel Fund Loan Agreement.

Axar has represented to Cornerstone that it did not own, directly or indirectly, any equity or debt securities of the Hotel Fund prior to making the loan contemplated by the Hotel Fund Loan Agreement and did not control and was not an affiliate of the Hotel Fund. Axar has also advised us that it does not own, directly or indirectly, any equity or debt securities of the Hotel Fund other than through its participation in the mezzanine loan. At the time the trusts’ participation in the Hotel Fund Loan Agreement was being considered by Cornerstone, Axar had provided a draft of the Hotel Fund Loan Agreement to Cornerstone which reflected that funds and other accounts affiliated with or managed by Axar also intended to participate in the loan facility on the same terms and conditions as our trusts, but neither Cornerstone nor our trusts recognized that such participation represented a related party transaction, and Axar has represented to us that it did not recognize that such participation represented a related party transaction. Consequently, neither the Board’s Trust and Compliance Committee, as required by the Company’s investment policy, nor the Board’s Conflicts Committee, as required by its charter, had the opportunity to review and to approve or disapprove the consummation by our trusts of the transactions contemplated by the Hotel Fund Loan Agreement.

On September 27, 2021, our trusts entered into an Assignment and Acceptance Agreement (the “Holdco Loan Assignment”) with an insurance holding company (“Holdco”) and Holdco’s then current lender (the “Initial Lender”) pursuant to which the Initial Lender agreed to assign to our trusts all of its rights, duties and obligations under a Loan Agreement dated as of July 9, 2019 between the Initial Lender and Holdco (the “Holdco Loan Agreement”). The Initial Lender had previously declared Holdco in default under the terms of the Holdco Loan Agreement. At the closing of the transactions contemplated by the Holdco Loan Assignment on October 6, 2021, our trusts paid the Initial Lender $28.7 million in cash, which equaled the then outstanding principal balance of the loan under the Holdco Loan Agreement (the “Holdco Loan”). The Company was not affiliated with either Holdco or the Initial Lender and Axar has represented to Cornerstone that it did not control and was not an affiliate of either Holdco or the Initial Lender. Also on September 27, 2021, our trusts and Holdco entered into the First Amendment to Loan Agreement (the “Amended Holdco Loan Agreement”) pursuant to which, among other changes, the defaults asserted by the Initial Lender were waived and the interest rate on the Holdco Loan was increased from 10%, all of which had been payable in kind by increasing the principal balance of the loan, to 15%, of which 10% continued to be payable in kind and 5% was payable in cash. In addition, the Amended Holdco Loan Agreement accelerated the maturity of the Holdco Loan to the earliest of the first anniversary of the closing (subject to a six month extension at the request of Holdco with the consent of our trusts) and the occurrence of certain other events described further below. As of March 1, 2022, the interest rate on the Holdco Loan remained at 15%. Through March 1, 2022, the trusts have received cash interest in the aggregate amount of $0.8 million on the Holdco Loan and additional interest in the form of an increase in the principal balance of the Holdco Loan in the amount of $1.2 million, representing all interest payable to our trusts under the Amended Loan Agreement.

Also on September 27, 2021, Axar entered into a letter agreement with Holdco (the “Transaction Letter Agreement”) pursuant to which Holdco agreed, in order to induce Axar to enter into the Amended Holdco Loan Agreement, that it would, if requested by Axar, enter into an agreed-upon form of purchase agreement for the sale of the outstanding capital stock of its wholly-owned insurance company subsidiary (the “Holdco Subsidiary”) to Axar for a purchase price of $100 million, subject to certain conditions including completion by Axar of a customary due diligence investigation and regulatory approval of the transaction by the state insurance regulator. Recently, Axar advised us that the state insurance regulators had advised Axar that regulatory approval of the transaction between Axar and Holdco would not be granted because the contemplated purchase price included a $40 million note to be issued to Holdco, and, as a result, after further negotiations, that Holdco and Axar entered into a purchase agreement dated January 20, 2022, which provided for a cash purchase price of $75 million, less the outstanding amounts owed to our trusts under the Amended Holdco Loan Agreement and a fee that remained payable to the Initial Lender. Axar has advised us that the sale to Axar under the purchase agreement remains subject to regulatory approval. Because the Holdco Loan is secured by the stock of the Holdco Subsidiary, the Holdco Loan is required to be repaid in full upon the sale of the stock of the Holdco Subsidiary to Axar or any third party.

The Amended Holdco Loan Agreement provides that the Holdco Loan is due and payable on the earliest of (a) October 6, 2022 (subject to a six-month extension as discussed above), (b) an election by Holdco not to proceed with the transaction contemplated by the Transaction Letter Agreement, (c) a breach by Holdco of any of its obligations under the Transaction Letter Agreement or any purchase agreement executed with respect to the sale of Holdco Subsidiary or (d) the consummation of the sale of Holdco Subsidiary to Axar.

Also on September 27, 2021, (i) our trusts and Holdco entered into a letter agreement pursuant to which Holdco has paid our trusts a fee of $500,000 (the “StoneMor Trusts Fee Letter Agreement”) and (ii) Axar and Holdco entered into an Expense Fee Letter pursuant to which Holdco agreed to pay Axar’s due diligence expenses of up to $630,000 (the “Expense Fee Letter Agreement”). Entrance of Holdco into both the Expense Fee Letter Agreement and the StoneMor Trusts Fee Letter Agreement were conditions to the effectiveness of the Amended Holdco Loan Agreement.

The Transaction Letter Agreement and the Expense Fee Letter Agreement were referenced in the Amended Holdco Loan Agreement. Although Axar as a subadvisor to Cornerstone was obligated to disclose any conflicts of interest with respect to its recommendations, it did not provide a copy or disclose the terms or provisions of the Transaction Letter Agreement or Expense Fee Letter Agreement to Cornerstone at the time it recommended that our trusts enter into the Holdco Loan Assignment. As a result, at the time the Holdco Loan Assignment and the Amended Holdco Loan Agreement were executed, neither Cornerstone nor our trusts was aware of Axar’s right to acquire Holdco Subsidiary from Holdco. Consequently, neither the Board’s Trust and Compliance Committee, as required by the Company’s investment policy, nor the Board’s Conflicts Committee, as required by its charter, had the opportunity to review and to approve or disapprove the consummation by our trusts of the transactions contemplated by the Holdco Loan Assignment and the Amended Holdco Loan Agreement.

Our management identified the Nevada Company and Hotel Fund transactions as related party transactions in February 2022 in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended December 31, 2021. Upon management’s becoming aware of Axar’s interests in the Nevada Company and Hotel Fund transactions, management reported such interests to the chairs of the Conflicts Committee and the Trust and Compliance Committee, and upon Axar advising the Company of Axar’s involvement in the Holdco transaction, management reported it to the chair of the Conflicts Committee.

Upon learning of Axar’s interests in the Nevada Company and Hotel Fund transactions, the Conflicts Committee promptly commenced an independent review of all Axar’s investment recommendations to Cornerstone, including those trust investments in which Axar was involved, and directed its counsel to assist with its review. Axar’s interests in the purchase of the Nevada Company Shares, the Real Estate Loan Participation, the Hotel Fund Transaction, the Holdco transaction and certain other transactions were specifically reviewed and evaluated in March 2022 in connection with such review.

As a result of these findings, our management reconsidered the Company’s internal control over financial reporting and disclosure controls and procedures and determined that those controls were not designed and thus did not operate effectively in the prior quarterly periods to allow us to identify related party transactions that were required to be disclosed, which we determined to be a material weakness. For a further discussion of the ineffectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, see Part II, Item 9A. Controls and Procedures. As part of its plan to remediate this material weakness, Cornerstone now requires specific certifications from Axar with respect to any relationship or affiliation with or security ownership position in any entity in whose securities any of Cornerstone’s subadvisors recommends our trusts invest, as well as specific disclosure by Axar of any participation by Axar in any such investment. Cornerstone also intends to implement additional procedures regarding its review of recommendations by its subadvisors, including a requirement for review and approval by a second officer of Cornerstone of any recommendations for investments over specified amounts. As part of implementing such additional procedures, Cornerstone intends to conduct appropriate training for its employees with respect to these procedures.

Based on their respective inquiries regarding the trusts’ investment portfolio and Axar’s investment recommendations with respect thereto, neither our management nor the Conflicts Committee is aware of any other related party transactions that would be required to be reported as “related party transactions” in this Annual Report on Form 10-K. The Conflicts Committee is continuing its independent review of Axar’s investment recommendations to Cornerstone, including those trust investments in which Axar was involved, to determine what additional action may be appropriate for Cornerstone and the Company to take with respect thereto.

In December 2021, the Company reimbursed $0.2 million on behalf of Andrew Axelrod for certain expenses incurred by Mr. Axelrod in responding to a document production request in the Fried v. Axelrod legal matter discussed above pursuant to the provisions of the Company’s bylaws. See Note 14 Commitments and Contingencies to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.

PARENTS OF SMALLER REPORTING COMPANIES

As a smaller reporting company, we are required to list all “parents” of the Company showing the basis of control and, as to each such parent, the percentage of voting securities owned or other basis of control by its immediate parent. For this purpose, a “parent” is an affiliate that, directly or indirectly through one or more intermediaries, controls an entity. The only person that we believe is or may be deemed to be a “parent” of the Company is Axar Capital Management, LP based on (i) its ownership of 88,633,045, or approximately 74.9%, of our outstanding common stock and (ii) the fact that Andrew M. Axelrod, the Chairman of our Board, is the sole member of the general partner of Axar Capital Management, LP.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Grant Thornton LLP for the audit of our annual financial statements for fiscal years 2021 and 2020 and audit-related services rendered by Grant Thornton LLP for fiscal years 2021 and 2020:

	Years Ended December 31,
	2021	2020
Audit fees	$2,195,022	$1,963,910

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as providing consents for our various registration statements.

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
Financial Statements
(1)
The following financial statements of StoneMor Inc. are included in Part II, Item 8. Financial Statements and Supplementary Data:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

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

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

3.1*	Certificate of Incorporation of StoneMor Inc.	8-K	3.1	December 31, 2019

3.2*	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock of StoneMor Inc.	10-K	3.2	April 7, 2020

3.3*	Certificate of Elimination of the Certificate of Designation of Preferred Stock of StoneMor Inc.	10-Q	3.3	November 16, 2020

3.4*	Certificate of Amendment of the Certificate of Incorporation of StoneMor Inc.	10-Q	3.4	November 16, 2020

3.5*	Certificate of Amendment of the Certificate of Incorporation of StoneMor Inc.	10-Q	3.5	August 13, 2021

3.6*	Bylaws of StoneMor Inc.	8-K	3.2	December 31, 2019

4.1*	Description of Common Stock	10-K	4.9	April 7, 2020

4.2*	Indenture, dated as of May 11, 2021, by and among StoneMor Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, including the form of 8.500% Senior Secured Notes due 2029.	8-K	4.1	May 12, 2021

4.3*	Form of 8.500% Senior Secured Notes due 2029 (included in Exhibit 4.9 hereto).	8-K	4.2	May 12, 2021

4.4*	Security Agreement, dated as of May 11, 2021, by and among StoneMor Inc., the guarantors named therein and Wilmington Trust, National Association, as collateral agent.	8-K	4.3	May 12, 2021

10.1*	Lease Agreement, dated as of September 26, 2013, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor	8-K	10.1	October 2, 2013

10.2*	Amendment No. 1 to Lease Agreement, dated as of March 20, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor	8-K	10.1	March 26, 2014

10.3*	Amendment No. 2 to Lease Agreement, dated as of May 28, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P.	10-Q	10.3	August 8, 2014

10.4*	Registration Rights Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., StoneMor GP LLC, SMP SPV LLC, Star V Partners LLC, Blackwell Partners LLC –Series E, David Miller, MPF Investco 6, LLC, MPF Investco 7, LLC, MPF Investco 8, LLC, The Mangrove Partners Fund, L.P. and The Mangrove Partners Fund (Cayman Partnership), L.P.	8-K	10.2	June 28, 2019

10.5*	Registration Rights Agreement dated as of January 30, 2020 by and among StoneMor Inc., American Cemeteries Infrastructure Investors, LLC, StoneMor GP Holdings, LLC and certain funds and managed accounts for which Axar Capital Management, LP serves as investment manager	8-K	10.1	February 4, 2020

10.6*	Amendment to Registration Rights Agreement dated as of June 19, 2020 by and among StoneMor Inc., American Cemeteries Infrastructure Investors, LLC, StoneMor GP Holdings, LLC and certain funds and managed accounts for which Axar Capital Management, LP serves as investment manager	8-K	10.1	June 25, 2020

10.7*	Asset Sale Agreement dated as of December 4, 2019 by and among Carriage Funeral Holdings, Inc., StoneMor California Subsidiary, Inc. and StoneMor California, Inc.	8-K	2.1	December 5, 2019

10.8*	Series A Preferred Unit Purchase Agreement dated as of June 27, 2019 by and among StoneMor Partners L.P., SMP SPV LLC, Star V Partners LLC, Blackwell Partners LLC –Series E, David Miller, MPF Investco 6, LLC, MPF Investco 7, LLC, MPF Investco 8, LLC, The Mangrove Partners Fund, L.P. and The Mangrove Partners Fund (Cayman Partnership), L.P.	8-K	10.1	June 28, 2019

10.9*	Nomination and Director Voting Agreement dated as of September 27, 2018 by and among StoneMor GP LLC, Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC.	10-K	10.10	April 7, 2020

10.10*	First Amendment to Nomination and Director Voting Agreement dated as of February 4, 2019 by and among StoneMor GP LLC, Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC.	10-K	10.11	April 7, 2020

10.11*	Second Amendment to Nomination and Director Voting Agreement dated as of June 27. 2019 by and among StoneMor GP LLC, Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC.	10-K	10.12	April 7, 2020

10.12*	Third Amendment to Nomination and Director Voting Agreement dated as of November 3, 2020 by and among StoneMor GP LLC, Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC	8-K	2.2	November 9, 2020

10.13*	Fourth Amendment to Nomination and Director Voting Agreement dated as of November 20. 2020 by and among StoneMor GP LLC, Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC	8-K	2.2	November 23, 2020

10.14*	Fifth Amendment to Nomination and Director Voting Agreement dated as of April 13. 2021 by and among StoneMor Inc., Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC.	8-K	2.2	April 15, 2021

10.15†*	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Martin R. Lautman, William Shane, Allen R. Freedman, effective September 20, 2004	10-Q	10.9	November 15, 2004

10.16†*	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007	10-Q	10.9	November 15, 2004

10.17†*	Form of Indemnification Agreement by and between StoneMor GP LLC and Leo J. Pound and Jonathan Contos, dated February 26, 2015	10-Q	10.1	May 8, 2015

10.18†*	Indemnification Agreement, dated May 16, 2017, by and between StoneMor GP LLC and R. Paul Grady	8-K	10.2	May 22, 2017

10.19†*	Indemnification Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Mark Miller	8-K	10.4	May 22, 2017

10.20†*	Indemnification Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Robert A. Sick	8-K	10.5	May 22, 2017

10.21†*	Indemnification Agreement effective June 15, 2018 by and between StoneMor GP LLC and Patricia Wellenbach	8-K	10.6	June 18, 2018

10.22†*	Indemnification Agreement effective June 15, 2018 by and between StoneMor GP LLC and Stephen J. Negrotti	8-K	10.7	June 18, 2018

10.23†*	Indemnification Agreement effective July 16, 2019 by and between StoneMor GP LLC and Andrew M. Axelrod	8-K	10.8	July 22, 2019

10.24†*	Indemnification Agreement effective July 16, 2019 by and between StoneMor GP LLC and Spencer E. Goldenberg	8-K	10.9	July 22, 2019

10.25†*	Indemnification Agreement effective July 16, 2019 by and between StoneMor GP LLC and David Miller	8-K	10.10	July 22, 2019

10.26†*	Form of StoneMor Inc. Indemnification Agreement	8-K	10.1	December 31, 2019

10.27†*	Employment Agreement by and between Joseph M. Redling and StoneMor GP LLC, dated June 29, 2018	8-K	10.1	July 3, 2018

10.28†*	Employment Agreement dated September 19, 2019 by and between StoneMor GP LLC and Jeffrey DiGiovanni	8-K	10.3	September 19, 2019

10.29†*	Employment Agreement by and between Austin K. So and StoneMor GP LLC, dated June 15, 2018	8-K	10.3	June 18, 2018

10.30†*	StoneMor Amended and Restated 2019 Long-Term Incentive Plan	8-K	10.1	April 2, 2019

10.31†*	First Amendment to the StoneMor Amended and Restated 2019 Long-Term Incentive Plan	8-K	10.1	December 20, 2019

10.32†*	Second Amendment to the StoneMor Amended and Restated 2019 Long-Term Incentive Plan	8-K	10.1	May 11, 2020

10.33†	Third Amendment to the StoneMor Amended and Restated 2019 Long-Term Incentive Plan

10.34†*	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Andrew M. Axelrod	8-K	10.5	July 22, 2019

10.35†*	Amendment to Director Restricted Phantom Unit Agreement dated November 7, 2019 by and between StoneMor GP LLC and Andrew M. Axelrod	10-K	10.31	April 7, 2020

10.36†*	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Spencer E. Goldenberg	8-K	10.6	July 22, 2019

10.37†	Amendment to Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Spencer E. Goldenberg	10-K	10.35	March 25, 2021

10.38†*	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and David Miller	8-K	10.7	July 22, 2019

10.39†	Amendment to Director Restricted Phantom Unit Agreement dated December 15, 2021 by and between StoneMor Inc. and David Miller

10.40†*	Director Restricted Phantom Unit Agreement effective June 15, 2018 by and between StoneMor GP LLC and Stephen J. Negrotti	8-K	10.5	June 18, 2018

10.41†	Amendment to Director Restricted Phantom Unit Agreement dated December 15, 2021 by and between StoneMor Inc. and Stephen J. Negrotti

10.42†*	Director Restricted Phantom Unit Agreement effective June 15, 2018 by and between StoneMor GP LLC and Patricia D. Wellenbach	8-K	10.4	June 18, 2018

10.43†	Amendment to Director Restricted Phantom Unit Agreement dated December 15, 2021 by and between StoneMor Inc. and Patricia D. Wellenbach

10.44†*	Executive Restricted Unit Award Agreement dated July 18, 2018 by and between StoneMor GP LLC and Joseph M. Redling	8-K	10.1	July 24, 2018

10.45†*	Form of StoneMor Amended and Restated 2019 Long-Term Incentive Plan Option Agreement	10-K	10.37	April 7, 2020

10.46†*	Form of StoneMor Amended and Restated 2019 Long Term Incentive Plan Option Agreement (Stock)	10-K	10.41	March 25, 2021

10.47†*	Form of StoneMor Amended and Restated 2019 Long-Term Incentive Plan Restricted Stock Award Agreement	10-K	10.42	March 25, 2021

10.48†*	Director Restricted Phantom Unit Agreement dated December 4, 2020 by and between StoneMor Inc. and Kevin D. Patrick	10-K	10.43	March 25, 2021

10.49†	Amendment to Director Restricted Phantom Unit Agreement dated December 15, 2021 by and between StoneMor Inc. and Kevin D. Patrick

10.50*	Asset Sale Agreement dated as of December 4, 2019 by and among Carriage Funeral Holdings, Inc., StoneMor California Subsidiary, Inc. and StoneMor California, Inc.	8-K	2.1	December 5, 2019

10.51*	Asset Sale Agreement dated as of November 6, 2020 by and among Clearstone Memorial Partners, LLC, StoneMor Oregon LLC, StoneMor Oregon Subsidiary LLC and StoneMor Washington, Inc.	8-K	2.1	November 9, 2020

10.52*	Letter Agreement dated April 1, 2020 by and between Axar Capital Management, LP and StoneMor Inc.	8-K	10.1	April 2, 2020

10.53*	Series A Preferred Stock Purchase Agreement dated April 3, 2020 by and among StoneMor, Inc., Axar CL SPV LLC, Star V Partners LLC and Blackwell Partners LLC –Series E	10-K	10.45	April 7, 2020

10.54*	Master Services Agreement (Unionized Locations) dated April 2, 2020 by and between StoneMor Operating LLC and Rickert Landscaping, Inc.	10-K	10.46	April 7, 2020

10.55*	Master Services Agreement dated April 2, 2020 by and between StoneMor Operating LLC and Moon Landscaping, Inc.	10-K	10.47	April 7, 2020

10.56*	Common Stock Purchase Agreement dated May 27, 2020 by and among StoneMor Inc., Axar Capital Management, LP and the accounts set forth or to be set forth on Schedule A or Schedule B thereto	8-K	10.1	May 28, 2020

10.57*	Letter Agreement dated as of November 19, 2020 by and among StoneMor GP LLC, Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC	8-K	2.1	November 23, 2020

10.58*	Subadvisor Agreement dated as of February 1, 2021 by and between Cornerstone Trust Management Services, LLC and Axar Capital Management, LP.	8-K	10.1	February 2, 2021

10.59*	Letter Agreement dated as of April 13, 2021 by and among StoneMor Inc., Axar Capital Management, LP, Axar GP, LLC, Axar Master Fund, Ltd., StoneMor GP Holdings, LLC and Robert B. Hellman, Jr., as trustee under the Voting and Investment Trust Agreement for the benefit of American Cemeteries Infrastructure Investors LLC.	8-K	2.1	April 15, 2021

21.1	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Incorporated by reference, as indicated

† Management contract, compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR INC.

March 31, 2022	By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph M. Redling	President and Chief Executive Officer and Director	March 31, 2022
Joseph M. Redling (Principal Executive Officer)

/s/ Jeffrey DiGiovanni	Senior Vice President and Chief Financial Officer	March 31, 2022
Jeffrey DiGiovanni (Principal Financial and Accounting Officer)

/s/ Andrew Axelrod	Chairman of the Board	March 31, 2022
Andrew Axelrod

/s/ Spender Goldenberg	Director	March 31, 2022
Spencer Goldenberg

/s/ David Miller	Director	March 31, 2022
David Miller

/s/ Stephen J. Negrotti	Director	March 31, 2022
Stephen J. Negrotti

/s/ Kevin D. Patrick	Director	March 31, 2022
Kevin D. Patrick

/s/ Patricia D. Wellenbach	Director	March 31, 2022
Patricia D. Wellenbach