Form 10-Q
period 2022-03-31
Stonemor Inc.
filed 2022-05-13
CIK 1753886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

The number of shares of the registrant’s common stock outstanding at May 11, 2022 was 118,497,872.

FORM 10-Q OF STONEMOR INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STONEMOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$74,223	$83,882
Restricted cash	16,704	16,415
Accounts receivable, net of allowance	64,321	62,220
Prepaid expenses	10,321	6,971
Other current assets	16,141	11,459
Total current assets	181,710	180,947

Long-term accounts receivable, net of allowance	72,196	72,309
Cemetery property	306,065	296,758
Property and equipment, net of accumulated depreciation	84,454	82,610
Merchandise trusts, restricted, at fair value	589,767	567,853
Perpetual care trusts, restricted, at fair value	345,413	339,138
Deferred selling and obtaining costs	125,886	124,023
Deferred tax assets	3	21
Goodwill	5,195	—
Intangible assets, net	51,988	54,023
Other assets	22,801	23,462
Total assets	$1,785,478	$1,741,144

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$44,332	$44,704
Accrued interest	12,844	4,344
Current portion, long-term debt	3,876	762
Total current liabilities	61,052	49,810

Long-term debt, net of deferred financing costs	389,728	389,401
Deferred revenues	1,094,329	1,056,260
Deferred tax liabilities	10,994	10,878
Perpetual care trust corpus	345,413	339,138
Other long-term liabilities	41,439	41,399
Total liabilities	1,942,955	1,886,886
Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 118,337,475 and 118,290,600 shares issued and outstanding, respectively	1,183	1,182
Paid-in capital in excess of par value	(82,788)	(83,286)
Accumulated deficit	(75,872)	(63,638)
Total stockholders' equity	(157,477)	(145,742)
Total liabilities and stockholders' equity	$1,785,478	$1,741,144

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Cemetery:
Interments	$21,155	$20,519
Merchandise	14,856	16,282
Services	16,858	17,281
Investment and other	16,628	12,898
Funeral home:
Merchandise	6,045	5,973
Services	5,435	5,360
Total revenues	80,977	78,313
Costs and Expenses:
Cost of goods sold	11,539	11,184
Cemetery expense	22,179	18,161
Selling expense	15,573	14,207
General and administrative expense	10,753	10,193
Corporate overhead	11,813	9,541
Depreciation and amortization	2,061	2,102
Funeral home expenses:
Merchandise	1,632	1,661
Services	4,757	4,661
Other	3,386	3,019
Total costs and expenses	83,693	74,729

Operating (loss) income	(2,716)	3,584
Interest expense	(9,286)	(10,473)
Loss from continuing operations before income taxes	(12,002)	(6,889)
Income tax (expense) benefit	(232)	1,676
Net loss from continuing operations	(12,234)	(5,213)
Discontinued operations (Note 2):
Income from operations of discontinued businesses	—	589
Income tax expense	—	—
Net income from discontinued operations	—	589
Net loss	$(12,234)	$(4,624)

Net loss from continuing operations per common share (basic)	$(0.10)	$(0.04)
Net income from discontinued operations per common share (basic)	—	0.00
Net loss per common share (basic)	$(0.10)	$(0.04)

Net loss from continuing operations per common share (diluted)	$(0.10)	$(0.04)
Net income from discontinued operations per common share (diluted)	—	0.00
Net loss per common share (diluted)	$(0.10)	$(0.04)
Weighted average number of common shares outstanding - basic	118,329	117,909
Weighted average number of common shares outstanding - diluted	118,329	117,909

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except shares)

	Common Stock
	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Total
Three Months Ended March 31, 2022
December 31, 2021	118,290,600	$1,182	$(83,286)	$(63,638)	$(145,742)
Common stock awards under incentive plans	46,875	1	498	—	499
Net loss	—	—	—	(12,234)	(12,234)
March 31, 2022	118,337,475	$1,183	$(82,788)	$(75,872)	$(157,477)

	Common Stock
	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Total
Three Months Ended March 31, 2021
December 31, 2020	117,871,141	$1,178	$(85,232)	$(8,359)	$(92,413)
Common stock awards under incentive plans	46,875	1	504	—	505
Net loss	—	—	—	(4,624)	(4,624)
March 31, 2021	117,918,016	$1,179	$(84,728)	$(12,983)	$(96,532)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(12,234)	$(4,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	1,870	1,394
Depreciation and amortization	2,061	2,142
Provision for bad debt	1,255	2,212
Non-cash compensation expense	499	505
Non-cash interest expense	603	1,880
Gain on sale of businesses	—	(7)
Changes in assets and liabilities:
Accounts receivable, net of allowance	(4,775)	(6,843)
Merchandise trust fund	(15,136)	(6,145)
Other assets	(4,514)	(3,754)
Deferred selling and obtaining costs	(2,832)	(2,202)
Deferred revenues	33,674	22,598
Deferred taxes, net	133	(1,726)
Payables and other liabilities	8,151	(799)
Net cash provided by operating activities	8,755	4,631
Cash Flows From Investing Activities:
Cash paid for acquisitions	(18,295)	—
Cash paid for capital expenditures	(2,602)	(1,774)
Net cash used in investing activities	(20,897)	(1,774)
Cash Flows From Financing Activities:
Proceeds from borrowings	5,243	4,433
Repayments of debt	(2,129)	(1,541)
Principal payment on finance leases	(311)	(299)
Cost of financing activities	(31)	(269)
Net cash provided by financing activities	2,772	2,324
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,370)	5,181
Cash, cash equivalents and restricted cash—Beginning of period	100,297	60,090
Cash, cash equivalents and restricted cash—End of period	$90,927	$65,271
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$111	$8,639
Cash paid during the period for income taxes	642	505
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$450	$473
Operating cash flows from finance leases	81	87
Financing cash flows from finance leases	311	299
Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$20	$45
Right of use assets obtained in exchange for new finance lease liabilities	197	—

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

Nature of Operations

The Company is a provider of funeral and cemetery products and services in the death care industry in the United States. As of March 31, 2022, the Company operated 304 cemeteries in 24 states and Puerto Rico, of which 275 were owned and 29 were operated under lease, management or operating agreements. As of March 31, 2022, the Company also owned and operated 72 funeral homes, including 34 located on the grounds of cemetery properties that the Company owned, in 15 states and Puerto Rico.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements, which are unaudited, have been prepared in accordance with the requirements of the Quarterly Report on Form 10-Q and Generally Accepted Accounting Principles (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Annual Reports on Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. The balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statement as of December 31, 2021, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with Securities and Exchange Commission (“SEC”) on March 31, 2022 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto presented in the Annual Report. The results of operations for the three months ended March 31, 2022 may not necessarily be indicative of the results of operations for the full year ending December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. Cash and Cash Equivalents was $74.2 million and $83.9 million as of March 31, 2022 and December 31, 2021, respectively.

Restricted Cash

Cash that is restricted from withdrawal or use under the terms of certain contractual agreements is recorded as restricted cash. Restricted cash was $16.7 million and $16.4 million as of March 31, 2022 and December 31, 2021, respectively, which primarily related to cash collateralization of the Company’s letters of credit and surety bonds.

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

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue in the amount to which the Company expects to be entitled to when it satisfies a performance obligation by transferring control over a product or service to a customer. The Company only recognizes amounts due from a customer for unfulfilled performance obligations on a cancellable pre-need contract to the extent that control has transferred to the customer for interments, merchandise or services for which the Company has not collected cash. The Company defers the recognition of any nonrefundable up-front fees and incremental direct selling costs associated with its sales contracts with a customer (i.e., commissions and bonuses) until the underlying goods or services have been delivered to the customer if the amortization period associated with the deferred nonrefundable up-front fees and incremental direct selling is greater than a year; otherwise, these nonrefundable up-front fees and incremental direct selling costs are expensed immediately. Incremental direct selling costs are recognized by specific identification. The Company calculates the deferred selling costs asset by dividing total deferred selling and obtaining expenses by total deferrable revenues and multiplying such percentage by the periodic change in gross deferred revenues. Such costs are recognized when the associated performance obligation is fulfilled based upon the net change in deferred revenues. All other selling costs are expensed as incurred.

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

Business Combinations

Tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value and goodwill or bargain gain is recognized for any difference between the purchase price of the acquisition and the Company's fair value estimation. To the extent that new information is obtained during the measurement period about facts and circumstances that existed at the closing date, the Company may adjust goodwill, intangible assets, assets or liabilities associated with the acquisition. The measurement period is no longer than one year from the date of acquisition. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Goodwill

Goodwill resulting from the acquisitions completed during the three months ended March 31, 2022, which is preliminary and subject to change, represents the excess of purchase price over the fair market value of net assets acquired, based on their respective fair values at the date of acquisition.

The Company will test goodwill for impairment at least annually or if impairment indicators arise by comparing its reporting units’ estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, the Company’s management must apply judgment in determining the estimated fair value of these reporting units. The Company’s management will use all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the Company’s assets and the available market data of the industry group.

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

Income tax expense during interim periods is based on the Company’s forecasted annual effective tax rate plus any discrete items on an estimated basis, which are recorded in the period in which they occur. Discrete items include, but are not limited to, such events as changes in estimates due to finalization of income tax returns, tax audit settlements, tax effects of exercised or vested stock-based awards and increases or decreases in valuation allowances on deferred tax assets.

For the three months ended March 31, 2022 and 2021, the Company had income tax expense of $0.2 million and an income tax benefit of $1.7 million, respectively. The Company’s effective tax rate before discrete items was 1.9% and 26.6% for the three months ended March 31, 2022 and 2021, respectively.

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

The following table sets forth the reconciliation of the Company’s weighted-average number of outstanding common shares for the three months ended March 31, 2022 and 2021 used to compute basic net income (loss) attributable to common shares to those used to compute diluted net income (loss) per common share (in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted average number of outstanding common shares—basic	118,329	117,909
Plus effect of dilutive incentive awards(1):
Restricted shares	—	—
Stock options	—	—
Weighted average number of outstanding common shares—diluted	118,329	117,909
(1)
For the three months ended March 31, 2022 and 2021, the diluted weighted-average number of outstanding common shares does not include 903,490 and 796,168 shares issuable upon the exercise of outstanding options, respectively, and 211,896 and 413,097 restricted common shares, respectively, as their effects would have been anti-dilutive.

Recently Issued Accounting Standard Updates - Not Yet Effective

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses (Topic 326) ("ASU 2016-13"). The core principle of ASU 2016-13 is that all assets measured at amortized cost basis should be presented at the net amount expected to be collected using historical experience, current conditions and reasonable and supportable forecasts as a basis for credit loss estimates, instead of the probable initial recognition threshold used under current GAAP. In November 2018, FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2018-09”), which clarified that receivables arising from operating leases are not within the scope of Accounting Standards Codification (“ASC”) 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, and should be accounted for in accordance with ASC 842, Leases. In April 2019, FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which includes clarifications to the amendments issued in ASU 2016-13. In May 2019, FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326), which provides entities that have certain instruments within the scope of ASC 326-20 with an option to irrevocably elect the fair value option in ASC 825, Financial Instruments, upon adoption of ASU 2016-13. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”), which modifies the effective dates for ASU 2016-13, ASU 2017-12 and ASU 2016-02 to reflect the FASB’s new policy of staggering effective dates between larger public companies and all other companies. With the issuance of ASU 2019-10, the Company’s effective date for adopting all amendments related to the new credit loss standard has been extended to January 1, 2023. In November 2019, FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2019-11”), which includes clarifications to and addresses specific stakeholders’ issues concerning the amendments issued in ASU 2016-13. In February 2020, FASB issued ASU No, 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) and in March 2020 issued ASU No. 2020-03, Codification Improvements to Financial Instruments, both of which also provide updates and clarification. The Company plans to adopt the requirements of these amendments upon their effective date of January 1, 2023, using the modified-retrospective method and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

2.
ACQUISITIONS AND DIVESTITURES

Acquisitions

On January 31, 2022, the Company acquired two cemeteries in Virginia for cash consideration of $5.1 million, pursuant to a definitive agreement signed on March 23, 2021 with Daly Seven, Inc. to acquire four cemeteries for a total purchase price of $5.4 million, subject to customary working capital adjustments. The remaining two cemeteries, which are located in North Carolina, closed on May 10, 2022, see Note 17 Subsequent Events.

On March 1, 2022, the Company acquired one funeral home in Florida for cash consideration of $1.7 million, subject to customary working capital adjustments, pursuant to a definitive agreement signed on March 1, 2022 with MacDonald Funeral Home & Cremation, Inc.

On March 15, 2022, the Company acquired one combination cemetery and funeral home, a separate cemetery and a separate funeral home in West Virginia for cash consideration of $11.3 million, subject to customary working capital adjustments, pursuant to a definitive agreement signed on February 4, 2022 with Roselawn Acquisition Group LLC, Monte Vista Park LLC, CPJ LLC, and WV Memorial Properties LLC.

The Company accounted for these transactions under the acquisition method of accounting. Accordingly, the Company recorded the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values. Costs associated with the acquisition of the assets noted were expensed as incurred. For the three months ended March 31, 2022, acquisition costs were $0.8 million and were included in corporate overhead on the condensed consolidated statement of operations. The following table summarizes the preliminary estimated fair values assigned to the assets acquired and liabilities assumed in the acquisitions at the respective acquisition dates (in thousands):

Assets:
Accounts receivable	$808
Cemetery property	10,728
Property and equipment	2,140
Merchandise trusts, restricted	5,575
Perpetual care trusts, restricted	4,712
Total assets	23,963
Liabilities:
Deferred revenues	6,326
Perpetual care trust corpus	4,712
Total liabilities	11,038
Fair value of net assets acquired	12,925
Cash consideration paid	18,020
Deferred cash consideration	100
Total consideration	18,120
Goodwill from purchase	$5,195

The Company recorded goodwill of $4.8 million and $0.4 million in the Cemetery Operations reporting segment and the Funeral Home Operations reporting segment, respectively, for the properties acquired, which is deductible for tax purposes. The goodwill recorded for the acquisitions mainly reflects the strategic fit and synergies expected from the acquisitions.

The estimated fair values of assets acquired and liabilities assumed presented above are provisional and are based on the information that was available as of the acquisition dates to estimate the fair value of assets acquired and liabilities assumed, including property and building values and deferred revenues. The Company believes the information provides a reasonable basis for estimating the fair values but the Company is waiting for additional information necessary to finalize those amounts. Therefore, the provisional measurements of fair value reflected are preliminary and subject to change, and such change could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the respective acquisition dates.

Revenue related to the assets acquired was $0.3 million for the three months ended March 31, 2022, and net income related to the assets acquired was not considered material.

Divestitures

On April 2, 2021, the Company completed the sale of substantially all of the Company’s assets in Oregon and Washington, consisting of nine cemeteries, ten funeral establishments and four crematories (the “Clearstone Assets”) pursuant to the terms of an asset sale agreement entered into on November 6, 2020 (the “Clearstone Agreement”) with Clearstone Memorial Partners, LLC for a net cash purchase price of $6.2 million, subject to certain adjustments (the “Clearstone Sale”). The Clearstone Agreement to sell the Clearstone Assets, together with other divestitures completed in 2020, represented a strategic exit from the west coast. Therefore, the results of operations of the Clearstone Assets have been presented as discontinued operations on the accompanying consolidated statement of operations for the three months ended March 31, 2021.

The following table summarizes the results of discontinued operations (in thousands):

Three Months Ended March 31,
2021
Cemetery revenues	$1,142
Funeral home revenues	1,146
Cost of goods sold	(191)
Cemetery expense	(233)
Selling expense	(231)
General and administrative expense	(151)
Depreciation and amortization	(40)
Funeral home expenses	(694)
Interest expense	(166)
Income from discontinued operations before income taxes	582
Net gain on sale of businesses	7
Income tax expense	—
Net income from discontinued operations	$589

The following table presents the depreciation and amortization, capital expenditures, sale proceeds and operating noncash items of the discontinued operations (in thousands):

Three Months Ended March 31,
2021
Cash flows from discontinued operating activities:
Depreciation and amortization	$40
Gain on sales of discontinued operations businesses	7

Cash flows from discontinued investing activities:
Capital expenditures	$10

3.
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Customer receivables	$156,791	$154,664
Unearned finance income	(14,407)	(14,319)
Allowance for doubtful accounts	(5,867)	(5,816)
Accounts receivable, net of allowance	136,517	134,529
Less: Current portion, net of allowance	64,321	62,220
Long-term portion, net of allowance	$72,196	$72,309

Activity in the allowance for doubtful accounts was as follows (in thousands):

	March 31, 2022	December 31, 2021
Balance, beginning of period	$5,816	$5,711
Provision for doubtful accounts	1,255	6,354
Charge-offs, net	(1,204)	(6,249)
Balance, end of period	$5,867	$5,816

Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories.

4.
CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Cemetery land	$239,000	$229,736
Mausoleum crypts and lawn crypts	67,065	67,022
Cemetery property	$306,065	$296,758

5.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Buildings and improvements	$117,880	$115,141
Furniture and equipment	54,437	54,099
Funeral home land	10,932	10,932
Property and equipment, gross	183,249	180,172
Less: Accumulated depreciation	(98,795)	(97,562)
Property and equipment, net of accumulated depreciation	$84,454	$82,610

Depreciation expense was $1.8 million for the three months ended March 31, 2022 and 2021.

6.
MERCHANDISE TRUSTS

At March 31, 2022 and December 31, 2021, the Company’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly and through mutual and investment funds. All of these investments are carried at fair value. All of these investments are subject to the fair value hierarchy and considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13 Fair Value of Financial Instruments. There were no Level 3 assets. When the Company receives a payment from a pre-need customer, the Company deposits the amount required by law into the merchandise trusts that may be subject to cancellation on demand by the pre-need customer. The Company’s merchandise trusts related to states in which pre-need customers may cancel contracts with the Company comprised 47.7% of the total merchandise trust as of March 31, 2022. The merchandise trusts are variable interest entities (“VIE”) of which the Company is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Company may be required to fund this shortfall.

The Company included $9.9 million and $10.3 million of investments held in trust as required by law by the West Virginia Funeral Directors Association at March 31, 2022 and December 31, 2021, respectively, in its merchandise trust assets. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Company’s merchandise trust activities for the three months ended March 31, 2022 and 2021 is presented below (in thousands):

	Three months ended March 31,
	2022	2021
Balance—beginning of period	$567,853	$516,284
Contributions	20,752	13,089
Distributions	(20,200)	(14,801)
Interest and dividends	13,783	9,594
Capital gain distributions	2,038	379
Realized gains and losses, net	1,587	223
Other than temporary impairment	—	(136)
Taxes	(67)	(247)
Fees	(1,673)	(805)
Unrealized change in fair value	5,694	16,454
Total	589,767	540,034
Less: Assets held for sale	—	(15,411)
Balance—end of period	$589,767	$524,623

During the three months ended March 31, 2022 and 2021, purchases of available for sale securities were approximately $19.4 million and $21.6 million, respectively. During the three months ended March 31, 2022 and 2021, sales, maturities and paydowns of available for sale securities were approximately $9.1 million and $4.9 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in the Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

March 31, 2022	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$43,112	$—	$—	$43,112
Fixed maturities:
U.S. governmental securities	2	1	—	—	1
Corporate debt securities	2	—	—	—	—
Other debt securities	2	—	—	—	—
Total fixed maturities		1	—	—	1
Mutual funds—debt securities	1	6,097	19	(303)	5,813
Mutual funds—equity securities	1	1,022	213	—	1,235
Other investment funds(1)		479,490	31,690	(3,908)	507,272
Equity securities	1	15,017	5,814	(2,170)	18,661
Other invested assets	2	3,735	69	—	3,804
Total investments		548,474	37,805	(6,381)	579,898
West Virginia Trust Receivable		9,997	—	(128)	9,869
Total		$558,471	$37,805	$(6,509)	$589,767
(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of zero to fourteen years with three potential one year extensions at the discretion of the funds’ general partners. As of March 31, 2022, there were $139.7 million in unfunded investment commitments to the private credit funds, which are callable at any time. This asset class also includes $126.7 million of direct loans which are accounted for at amortized cost, net of unamortized origination fees, if any, and are categorized as Level 3 investments in the fair value hierarchy. The interest rates on these direct loans are consistent with market rates, and their amortized cost approximates fair value.

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
(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of zero to 15 years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2021, there were $112.4 million in unfunded investment commitments to the private credit funds, which are callable at any time. This asset class also includes $125.4 million of direct loans which are accounted for at amortized cost, net of unamortized origination fees, if any, and are categorized as Level 3 investments in the fair value hierarchy. The interest rates on these direct loans are consistent with market rates, and their amortized cost approximates fair value.

The contractual maturities of debt securities as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

March 31, 2022	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$—
Corporate debt securities	—	—	—	—
Other debt securities	—	—	—	—
Total fixed maturities	$—	$1	$—	$—

December 31, 2021	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$—
Corporate debt securities	—	1	—	—
Other debt securities	—	—	—	—
Total fixed maturities	$—	$2	$—	$—

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the merchandise trusts as of March 31, 2022 and December 31, 2021 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—
Total fixed maturities	—	—	—	—	—	—
Mutual funds—debt securities	5,359	303	2	—	5,361	303
Mutual funds—equity securities	1	—	—	—	1	—
Other investment funds	47,530	3,908	—	—	47,530	3,908
Equity securities	463	165	1,891	2,005	2,354	2,170
Total	$53,353	$4,376	$1,893	$2,005	$55,246	$6,381

	Less than 12 months		12 months or more		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$297	$—	$297	$—
Corporate debt securities	—	—	620	—	620	—
Other debt securities	—	—	—	—	—	—
Total fixed maturities	—	—	917	—	917	—
Mutual funds—debt securities	890	15	—	—	890	15
Mutual funds—equity securities	—	—	—	—	—	—
Other investment funds	42,645	4,398	—	—	42,645	4,398
Equity securities	3,108	2,050	1	1	3,109	2,051
Total	$46,643	$6,463	$918	$1	$47,561	$6,464

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended March 31, 2022, the Company determined, based on its review, that there were no other than temporary impairments to the investment portfolio in the merchandise trusts. During the three months ended March 31, 2021, the Company determined, based on its review, that there were 6 securities with an aggregate costs basis of approximately $0.3 million and an aggregate fair value of approximately $0.2 million, resulting in an impairment of $0.1 million, with such impairment considered to be other than temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset these changes against deferred merchandise trust revenue. These adjustments to deferred revenue will be reflected within the Company’s unaudited condensed consolidated statements of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

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

There were no such impairments during the three months ended March 31, 2022 and 2021.

7.
PERPETUAL CARE TRUSTS

At March 31, 2022 and December 31, 2021, the Company’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13 Fair Value of Financial Instruments. There were no Level 3 assets. The perpetual care trusts are VIEs for which the Company is the primary beneficiary.

A reconciliation of the Company’s perpetual care trust activities for the three months ended March 31, 2022 and 2021 is presented below (in thousands):

	Three months ended March 31,
	2022	2021
Balance—beginning of period	$339,138	$316,746
Contributions	8,592	2,136
Distributions	(14,379)	(9,229)
Interest and dividends	7,798	10,357
Capital gain distributions	1,362	604
Realized gains and losses, net	808	(129)
Other than temporary impairment	—	(55)
Taxes	(510)	(219)
Fees	(240)	(940)
Unrealized change in fair value	2,844	4,545
Total	345,413	323,816
Less: Assets held for sale	—	(4,641)
Balance—end of period	$345,413	$319,175

During the three months ended March 31, 2022 and 2021, purchases of available for sale securities were approximately $5.8 million and $15.7 million, respectively. During the three months ended March 31, 2022 and 2021, sales, maturities and paydowns of available for sale securities were approximately $0.8 million and $2.2 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

March 31, 2022	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$20,178	$—	$—	$20,178
Fixed maturities:
U.S. governmental securities	2	11	1	—	12
Corporate debt securities	2	—	—	—	—
Other debt securities	2	—	—	—	—
Total fixed maturities		11	1	—	12
Mutual funds—debt securities	1	39	2	(1)	40
Mutual funds—equity securities	1	92	329	(3)	418
Other investment funds(1)		300,248	17,611	(2,479)	315,380
Equity securities	1	6,648	2,909	(182)	9,375
Other invested assets	2	9	1	—	10
Total investments		$327,225	$20,853	$(2,665)	$345,413
(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to fourteen years with four potential one year extensions at the discretion of the funds’ general partners. As of March 31, 2022, there were $84.3 million in unfunded investment commitments to the private credit funds, which are callable at any time. This asset class also includes $81.0 million of direct loans which are accounted for at amortized cost, net of unamortized origination fees, if any, and are categorized as Level 3 investments in the fair value hierarchy. The interest rates on these direct loans are consistent with market rates, and their amortized cost approximates fair value.

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
(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to 15 years with four potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2021, there were $67.3 million in unfunded investment commitments to the private credit funds, which are callable at any time. This asset class also includes $79.7 million of direct loans which are accounted for at amortized cost, net of unamortized origination fees, if any, and are categorized as Level 3 investments in the fair value hierarchy. The interest rates on these direct loans are consistent with market rates, and their amortized cost approximates fair value.

The contractual maturities of debt securities as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

March 31, 2022	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$11	$—
Corporate debt securities	—	—	—	—
Other debt securities	—	—	—	—
Total fixed maturities	$—	$1	$11	$—

December 31, 2021	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$13
Corporate debt securities	—	—	—	—
Other debt securities	—	—	—	—
Total fixed maturities	$—	$1	$—	$13

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the perpetual care trusts as of March 31, 2022 and December 31, 2021 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—
Total fixed maturities	—	—	—	—	—	—
Mutual funds—debt securities	—	—	21	1	21	1
Mutual funds—equity securities	—	—	1	3	1	3
Other investment funds	29,605	2,479	—	—	29,605	2,479
Equity securities	277	103	75	79	352	182
Total	$29,882	$2,582	$97	$83	$29,979	$2,665

	Less than 12 months		12 months or more		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$990	$—	$990	$—
Corporate debt securities	—	—	1,959	—	1,959	—
Other debt securities	—	—	—	—	—	—
Total fixed maturities	—	—	2,949	—	2,949	—
Mutual funds—debt securities	863	25	454	10	1,317	35
Mutual funds—equity securities	661	60	1	3	662	63
Other investment funds	26,533	2,776	—	—	26,533	2,776
Equity securities	962	112	1	1	963	113
Total	$29,019	$2,973	$3,405	$14	$32,424	$2,987

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended March 31, 2022, the Company determined, based on its review, that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts. During the three months ended March 31, 2021, the Company determined, based on its review, that there were 6 securities with an aggregate cost basis of approximately $84,000 and an aggregate fair value of approximately $30,000, resulting in an impairment of $54,000, with such impairment considered to be other than temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value with the offset going against the liability for perpetual care trust corpus.

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

There were no such impairments during the three months ended March 31, 2022 and 2021.

8.
LONG-TERM DEBT

Total debt consisted of the following at the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
8.500% Senior Secured Notes due 2029	$400,000	$400,000
Insurance and vehicle financing	3,876	762
Less deferred financing costs, net of accumulated amortization	(10,272)	(10,599)
Total debt	393,604	390,163
Less current maturities	(3,876)	(762)
Total long-term debt	$389,728	$389,401

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

The 2029 Notes are the Company’s senior secured obligations and the guarantees are the 2029 Guarantors’ senior secured obligations. The obligations of the Company and each 2029 Guarantor:

•
rank equal in right of payment with all of the Company and each 2029 Guarantor’s existing and future senior indebtedness, including any borrowings under any future credit facility;
•
rank senior in right of payment to all of the Company’s and each 2029 Guarantor’s existing and future subordinated indebtedness;
•
are effectively senior to all of the Company’s and each 2029 Guarantor’s unsecured senior indebtedness to the extent of the value of the collateral securing the 2029 Notes and the Note Guarantees;
•
are contractually subordinated to the Company’s and each 2029 Guarantor’s obligations under any future credit facility permitted by the 2029 Indenture to the extent of the value of the collateral securing such credit facility and subject to the terms of any future intercreditor agreement; and
•
are structurally subordinated to all indebtedness and other obligations of the Company’s existing and future subsidiaries that do not guarantee the 2029 Notes.

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

As of March 31, 2022, the Company was in compliance with the covenants of the 2029 Indenture.

Deferred Financing Costs

For the three months ended March 31, 2022 and 2021, the Company recognized $0.4 million and $1.0 million, respectively, of amortization of deferred financing fees on its various debt facilities.

9.
STOCKHOLDERS’ EQUITY

Capital Stock

The Company is authorized to issue two classes of capital stock: common stock, $0.01 par value per share (“Common Stock”) and preferred stock, $0.01 par value per share (“Preferred Stock”).

At March 31, 2022, 118,337,475 shares of Common Stock were issued and outstanding and no shares of Preferred Stock were issued or outstanding. At March 31, 2022, there were 81,662,525 shares of Common Stock available for issuance, including 1,036,685 shares available for issuance as stock-based incentive compensation under the Company’s Amended and Restated 2019 Long-Term Incentive Plan (as amended, the “Plan”), and 10,000,000 shares of Preferred Stock available for issuance.

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

Stock Options

A rollforward of stock options as of March 31, 2022 is as follows:

	Number of Stock Options	Weighted Average Exercise Price Per Share ($)
Total outstanding at December 31, 2021	6,075,000	1.27
Options granted	—	—
Options exercised	—	—
Options forfeited	(187,667)	1.30
Options expired	—	—
Total outstanding at March 31, 2022	5,887,333	1.27

For the three months ended March 31, 2022 and 2021, non-cash compensation expense related to stock options was $0.2 million. As of March 31, 2022, total unrecognized compensation cost related to unvested stock options was $0.6 million, which the Company expects to recognize over the remaining weighted-average period of 1.0 year.

Restricted Stock and Restricted Phantom Stock

A rollforward of restricted stock and phantom stock awards as of March 31, 2022 is as follows:

	Number of Restricted Stock and Phantom Stock Awards	Weighted Average Grant Date Fair Value ($)
Total non-vested at December 31, 2021	873,600	1.95
Granted	19,160	2.74
Vested	(46,875)	3.88
Forfeited	(37,667)	1.71
Total non-vested at March 31, 2022	808,218	1.87

For the three months ended March 31, 2022 and 2021, the Company recognized $0.3 million of non-cash compensation expense related to restricted stock and phantom stock awards into earnings. As of March 31, 2022, total unamortized compensation cost related to unvested restricted stock awards was $0.9 million, which the Company expects to recognize over the remaining weighted-average period of 1.4 years.

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

Deferred revenues and related costs consisted of the following (in thousands):

	March 31, 2022	December 31, 2021

Deferred contract revenues	$901,679	$880,290
Deferred merchandise trust revenue	161,390	150,368
Deferred merchandise trust unrealized gains (losses)	31,260	25,602
Deferred revenues	$1,094,329	$1,056,260
Deferred selling and obtaining costs	$125,886	$124,023

For the three months ended March 31, 2022 and 2021, the Company recognized $23.1 million and $24.7 million, respectively, of the customer contract liabilities balance that existed at December 31, 2021 and 2020, respectively, as revenue.

The components of the customer contract liabilities, net in the Company’s consolidated balance sheets at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Customer contract liabilities, gross	$1,121,259	$1,082,970
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts	(26,930)	(26,710)
Customer contract liabilities, net	$1,094,329	$1,056,260

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
•
Fried v. Axelrod, et al., C.A. No. 2020-1065-SG, pending in the Chancery Court of the State of Delaware and filed on December 16, 2020. The plaintiff in this case brought an action he seeks to have certified as a class action that asserts claims against Axar Capital Management, LP (“Axar”), Andrew M. Axelrod and the other individuals who were directors at the time of the transactions in question and against the Company as a nominal defendant. The complaint includes direct claims against all individual defendants and derivative claims against the individual defendants other than Mr. Axelrod for breach of fiduciary duty in approving certain transactions in connection with the Company’s sale of preferred and common stock to Axar and certain accounts managed by Axar (the “Axar Stock Purchase”). The complaint also includes derivative claims against Axar for breach of fiduciary duty and unjust enrichment in connection with those same transactions as well as direct claims against both Axar and Mr. Axelrod for breach of fiduciary duty with respect to those transactions. Finally, the complaint includes a derivative claim against all individual defendants for breach of fiduciary duty in connection with the approval of a related-party investment disclosed by the Company. The plaintiff seeks rescission of the transactions contemplated by the Axar Stock Purchase and the related-party investment and/or an award of damages as well as attorneys’ fees and costs. On January 6, 2021, a motion to dismiss the complaint was filed on behalf of the Company and the individual defendants other than Mr. Axelrod and on January 11, 2021, a motion to dismiss the complaint was filed on behalf of Axar and Mr. Axelrod. On April 2, 2021, the plaintiff filed a First Amended Complaint, which included additional factual background regarding the plaintiff’s claims and alleged demand futility, but did not add additional defendants, claims or relief sought. The defendants filed a motion to dismiss the First Amended Complaint on April 16, 2021. Thereafter, the plaintiff and defendants filed a joint stipulation to stay the Fried litigation. On December 9, 2021, this action was consolidated with the Titterton action filed in November 2021 and described below.

•
Titterton v. StoneMor Inc., C.A. No.: 2021-1028-SG, pending in the Court of Chancery of the State of Delaware and filed on November 24, 2021. The plaintiff in this case brought a derivative action that asserts claims against Axar, Andrew M. Axelrod and the other individuals who were directors at the time of the transactions in question and against the Company as a nominal defendant. On December 9, 2021, the Fried action was consolidated with this action, with Titterton and Fried appointed as lead plaintiffs. On December 27, 2021, a motion to dismiss plaintiffs’ complaint was filed on behalf of the Company and the individual defendants other than Mr. Axelrod and on December 28, 2021, a motion to dismiss the complaint was filed on behalf of Axar and Mr. Axelrod. On February 4, 2022, all defendants filed their briefs in support of their motions to dismiss. The plaintiffs subsequently filed an amended complaint on March 11, 2022. The amended complaint includes derivative claims against the individual defendants, Mr. Axelrod, and Axar for breach of fiduciary duty in approving certain transactions in connection with the Company’s sale of preferred and common stock to Axar and certain accounts managed by Axar (the “Axar Stock Purchase”), as well as for breach of fiduciary duty in connection with the approval of a related-party investment disclosed by the Company. The amended complaint also includes claims against Mr. Axelrod and Axar for unjust enrichment with respect to those same transactions. The plaintiffs seek rescission of the transactions contemplated by the Axar Stock Purchase and the related-party investment and/or an award of damages as well as attorneys’ fees and costs. On March 25, 2022, the defendants filed motions to dismiss the amended complaint. On April 22, 2022, all defendants filed their briefs in support of their motions to dismiss.

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

The Company has the following balances recorded on its consolidated balance sheets related to leases:

	March 31, 2022	December 31, 2021
Assets:
Operating	$5,654	$5,944
Finance	3,306	3,343
Total ROU assets(1)	$8,960	$9,287
Liabilities:
Current
Operating	$1,087	$1,103
Finance	1,869	1,859
Long-term
Operating	4,705	4,969
Finance	911	1,035
Total lease liabilities(2)	$8,572	$8,966
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

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The weighted average borrowing rates for operating and finance leases were 9.9% and 8.7%, respectively, as of March 31, 2022.

The components of lease expense were as follows:

		Three months ended March 31,
		2022	2021
Lease cost	Classification
Operating lease costs(1)	General and administrative expense	$463	$479
Finance lease costs
Amortization of leased assets	Depreciation and Amortization	234	329
Interest on lease liabilities	Interest expense	81	87
Short-term lease costs(2)	General and administrative expense	—	—
Net lease costs		$778	$895
(1)
The Company includes its variable lease costs under operating lease costs as these variable lease costs are immaterial.
(2)
The Company does not have any short-term leases with lease terms greater than one month.

Maturities of the Company’s lease labilities as of March 31, 2022 were as follows:

Year ending December 31,	Operating	Finance
2022	$1,217	$1,740
2023	1,467	828
2024	1,230	217
2025	1,113	131
2026	1,086	152
Thereafter	1,498	44
Total	$7,611	$3,112
Less: Interest	(1,819)	(331)
Present value of lease liabilities	$5,792	$2,781

Maturities of the Company’s lease labilities as of December 31, 2021 were as follows:

Year ending December 31,	Operating	Finance
2022	$1,661	$2,099
2023	1,460	780
2024	1,223	168
2025	1,111	95
2026	1,086	100
Thereafter	1,498	—
Total	$8,039	$3,242
Less: Interest	(1,967)	(348)
Present value of lease liabilities	$6,072	$2,894

Operating and finance lease payments include $0.7 million related to options to extend lease terms that are reasonably certain of being exercised and $1.5 million related to residual value guarantees. The weighted average remaining lease term for operating and finance leases was 5.5 years and 1.6 years, respectively, as of March 31, 2022.

As of March 31, 2022, the Company had no additional operating leases that had not yet commenced, and did not have any lease transactions with its related parties. In addition, as of March 31, 2022, the Company had not entered into any new sale-leaseback arrangements.

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

Recurring Fair Value Measurement

At March 31, 2022 and December 31, 2021, the two financial instruments measured by the Company at fair value on a recurring basis were its merchandise and perpetual care trusts, which consist of investments in debt and equity marketable securities and cash equivalents that are carried at fair value and are classified as either Level 1 or Level 2 (see Note 6 Merchandise Trusts and Note 7 Perpetual Care Trusts).

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

Other Financial Instruments

The Company’s other financial instruments at March 31, 2022 and December 31, 2021 consisted of its 2029 Notes (see Note 8 Long-Term Debt). At March 31, 2022 and December 31, 2021, the estimated fair value of the Company's 2029 Notes was $397.1 million and $413.5 million, respectively, based on trades made on that date, compared with the carrying amount of $400.0 million.

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

	Three Months Ended March 31,
	2022	2021
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$69,497	$66,980
Operating costs and expenses	(60,044)	(53,745)
Depreciation and amortization	(1,434)	(1,576)
Segment operating profit	$8,019	$11,659
Funeral Home Operations:
Revenues	$11,480	$11,333
Operating costs and expenses	(9,775)	(9,341)
Depreciation and amortization	(432)	(431)
Segment operating profit	$1,273	$1,561
Reconciliation of segment operating profit to net loss from continuing operations:
Cemetery Operations	$8,019	$11,659
Funeral Home Operations	1,273	1,561
Total segment profit	9,292	13,220
Corporate overhead	(11,813)	(9,541)
Corporate depreciation and amortization	(195)	(95)
Interest expense	(9,286)	(10,473)
Income tax (expense) benefit	(232)	1,676
Net loss from continuing operations	$(12,234)	$(5,213)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$1,944	$1,713
Funeral Home Operations	593	61
Corporate	65	—
Total capital expenditures	$2,602	$1,774

	March 31, 2022	December 31, 2021
BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,537,603	$1,506,504
Funeral Home Operations	130,082	128,590
Corporate	117,793	106,050
Total assets	$1,785,478	$1,741,144
Goodwill:
Cemetery Operations	$4,838	$—
Funeral Home Operations	357	—
Total goodwill	$5,195	$—

15.
SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the unaudited condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Company’s unaudited condensed consolidated statements of cash flows (in thousands):

	Three months ended March 31,
	2022	2021
Accounts Receivable
Pre-need/at-need contract originations (sales on credit)	$(34,759)	$(34,176)
Cash receipts from sales on credit (post-origination)	29,984	27,333
Changes in accounts receivable, net of allowance	$(4,775)	$(6,843)
Customer Contract Liabilities
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$46,899	$44,683
Withdrawals of realized income from merchandise trusts during the period	4,129	3,220
Pre-need/at-need contract originations (sales on credit)	34,759	34,176
Undistributed merchandise trust investment earnings, net	11,188	4,881
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(3,385)	(2,149)
Recognized maturities of customer contracts collected as of end of period	(50,891)	(52,862)
Recognized maturities of customer contracts uncollected as of end of period	(9,025)	(9,351)
Changes in customer contract liabilities	$33,674	$22,598

16.
RELATED PARTIES

At March 31, 2022, Axar beneficially owned 74.9% of the Company’s outstanding Common Stock, which constituted a majority of the Company’s outstanding Common Stock. As a result, the Company is a “controlled company” within the meaning of NYSE corporate governance standards. For discussion of certain risks and uncertainties attributable to the Company being a controlled company, see Part I, Item 1A. Risk Factors of the Company’s Annual Report. For discussion on the security ownership of certain beneficial owners, directors and executives of the Company, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of the Annual Report.

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

On April 19, 2022, Axar, at the request of the Trust Committee, agreed to terminate the Agreement effective immediately. In connection with the termination, Axar also agreed to waive all fees payable to Axar under the Agreement for the period from January 1, 2022 though the termination date, which amounted to $219,000 for the three months ended March 31, 2022. The termination was requested by the Trust Committee following its review of certain investments by the Company’s trusts recommended by Axar under the Agreement in which Axar had an interest, as more fully described in the Company’s Annual Report. In connection with the termination, the Trust Committee authorized Cornerstone to engage Cambridge Associates LLC, which is also a subadvisor to Cornerstone, to resume providing the administrative and other investment advisory services it had previously furnished to Cornerstone prior to the assumption of such responsibilities by Axar under the Agreement.

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

On September 27, 2021, the Company announced that it had received a letter (the “Letter”) dated September 22, 2021 from Axar Capital Management, LP (“Axar”) in which Axar expressed an interest in pursuing discussions concerning strategic alternatives that may be beneficial to the Company and its various stakeholders. Axar has engaged Schulte Roth & Zabel LLP as its legal advisor and stated in the Letter that it would engage a financial advisor at the appropriate time. According to the Letter, Axar expected that any such discussions would be conducted with a special committee of the Board of Directors of the Company (the “Board”), assisted by financial and legal advisors engaged by such committee. The Letter also stated that any transaction involving Axar arising from such discussions would be conditioned upon, among other things, approval of the special committee and the Board, the negotiation and execution of mutually satisfactory definitive agreements and customary terms. The Letter also stated that any transaction structured as a take-private transaction would be subject to a closing condition that the approval of holders of a majority of the outstanding shares not owned by Axar or its affiliates be obtained. On September 26, 2021, the Board authorized its Conflicts Committee, which is comprised of independent directors Stephen J. Negrotti, Kevin Patrick and Patricia Wellenbach, to engage in the discussions contemplated by the Letter, including the authority to engage in discussions concerning and to negotiate the terms and provisions of any strategic alternative the Conflicts Committee determines to be appropriate in connection with such discussions. Under its charter, the Conflicts Committee has the authority to reject, approve or recommend that the Board approve any transaction that is a related party transaction, which would include any transaction to which Axar is a party. The Conflicts Committee has retained independent legal and financial advisors to assist in such discussions. Following receipt of the Letter, the Conflicts Committee and its counsel had engaged in discussions with Axar and Axar’s counsel, which evolved to focus on a transaction in which Axar would acquire the shares of the Company that are not owned by Axar or its affiliates. While these negotiations had been productive, negotiations between the Conflicts Committee and Axar were tabled in March 2022 in light of the work undertaken by the Conflicts Committee with respect to the independent review of certain investments by our trusts in which Axar had an interest. See Note 17 Related Parties to the consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report. The Conflicts Committee and Axar recently resumed active negotiations and those negotiations are continuing, but they have not come to agreement on any price that Axar would pay for such shares or on certain other terms of any transaction. There can be no assurance that any agreement with respect to a take-private transaction will be executed or that this or any other transaction will be approved or consummated. The Company does not undertake any obligation to provide any updates with respect to these matters except as required under applicable law.

On March 9, 2021, the Company's trusts purchased an aggregate of 43,681,528 shares (the “Nevada Company Shares”) of common stock of a Nevada company whose primary assets now consist of cash and tax-related assets (the “Nevada Company”), representing approximately 27% of the outstanding common stock of the Nevada Company, from three private investment funds (the “Nevada Company Sellers”) for an aggregate cash purchase price of $18.0 million. Axar had originally agreed to acquire the Nevada Company Shares pursuant to a Securities Purchase Agreement dated December 31, 2020, among the Nevada Company

Sellers and Axar (the “Nevada Company Purchase Agreement”). On February 1, 2021, pursuant to the Subadvisor Agreement described above, Axar recommended to Cornerstone that our trusts purchase the Nevada Company Shares. Pursuant to that recommendation, on February 4, 2021, Axar and our trusts entered into an Assignment and Assumption Agreement (the “Nevada Company Assignment Agreement”), pursuant to which Axar agreed to assign its rights under the Nevada Company Purchase Agreement to our trusts and our trusts agreed to assume Axar’s obligations thereunder. Axar did not receive any additional consideration from our trusts for this assignment and has represented to us that it did not receive any consideration for this assignment from any other person.

The Nevada Company Sellers and Axar entered into the Nevada Company Purchase Agreement while the Subadvisor Agreement was being finalized. Axar has informed us that it entered into the Nevada Company Purchase Agreement with the intention that our trusts would purchase the Nevada Company Shares directly from the Nevada Company Sellers. Axar has represented to Cornerstone that it is not, and at the time it entered into the Nevada Company Purchase Agreement was not, affiliated with any of the Nevada Company Sellers and did not control and was not an affiliate of Nevada Company at the time it executed the Nevada Company Purchase Agreement or when our trusts purchased the Nevada Company Shares. Axar has represented to us that, at the time the Nevada Company Purchase Agreement was signed and at all times thereafter until our trusts completed their purchase of the Nevada Company Shares, funds and accounts affiliated with Axar owned approximately 13.8% of Nevada Company’s outstanding common stock, and that Andrew Axelrod was elected to the board of directors of the Nevada Company on December 31, 2020.

On May 17, 2021, our trusts entered into a Loan Agreement with a hotel investor and developer and certain of its subsidiaries (collectively, the “Hotel Fund”), which was amended and restated on October 12, 2021 (such agreement, as so amended and restated, the “Hotel Fund Loan Agreement”) and subsequently amended on December 13, 2021 and March 7, 2022. Pursuant to the Hotel Fund Loan Agreement, our trusts provided a $33.2 million mezzanine loan to the Hotel Fund on May 19, 2021 as part of a $162.2 million loan facility originated by an unaffiliated loan fund. The participation by our trusts was based on the recommendation of Axar under the Subadvisor Agreement. As part of the same transaction, funds and other accounts affiliated with or managed by Axar loaned $10.0 million to the Hotel Fund on the same terms as the trusts’ loans, representing the balance of the $43.2 million mezzanine loan, and our trusts and the Axar funds and accounts each received an origination fee equal to 4% of their respective loan amounts. The principal amount of these loans is payable on October 12, 2023, subject to acceleration under the circumstances described in the Hotel Fund Loan Agreement, and bear interest at an adjustable rate equal to one-month LIBOR plus a spread. On February 15, 2022, the administrative agent for the lenders under the Hotel Fund Loan Agreement delivered a reservation of rights letter to the Hotel Fund with respect to the Hotel Fund’s apparent failure to comply with several covenants in the Hotel Fund Loan Agreement, none of which related to payment of amounts due to the lenders. As of March 31, 2022, the interest rate was 18%. Through March 31, 2022, the trusts have received cash interest in the aggregate amount of $7.2 million on this loan from an interest and expense reserve account established for that purpose, and accrued interest payable in kind of $0.5 million. In April 2022 in connection with an amendment of the Hotel Fund Loan Agreement pursuant to which Axar committed to provide an additional $5.0 million loan commitment to the Hotel Fund (our trusts did not participate in this commitment), Axar and our trusts agreed to have the interest payable on the mezzanine loan in April, May and June 2022 paid in kind.

On September 27, 2021, our trusts entered into an Assignment and Acceptance Agreement (the “Holdco Loan Assignment”) with an insurance holding company (“Holdco”) and Holdco’s then current lender (the “Initial Lender”) pursuant to which the Initial Lender agreed to assign to our trusts all of its rights, duties and obligations under a Loan Agreement dated as of July 9, 2019 between the Initial Lender and Holdco (the “Holdco Loan Agreement”). The Initial Lender had previously declared Holdco in default under the terms of the Holdco Loan Agreement. At the closing of the transactions contemplated by the Holdco Loan Assignment on October 6, 2021, our trusts paid the Initial Lender $28.7 million in cash, which equaled the then outstanding principal balance of the loan under the Holdco Loan Agreement (the “Holdco Loan”). The Company was not affiliated with either Holdco or the Initial Lender and Axar has represented to Cornerstone that it did not control and was not an affiliate of either Holdco or the Initial Lender. Also on September 27, 2021, our trusts and Holdco entered into the First Amendment to Loan Agreement (the “Amended Holdco Loan Agreement”) pursuant to which, among other changes, the defaults asserted by the Initial Lender were waived and the interest rate on the Holdco Loan was increased from 10%, all of which had been payable in kind by increasing the principal balance of the loan, to 15%, of which 10% continued to be payable in kind and 5% was payable in cash. In addition, the Amended Holdco Loan Agreement accelerated the maturity of the Holdco Loan to the earliest of the first anniversary of the closing (subject to a six month extension at the request of Holdco with the consent of our trusts) and the occurrence of certain other events described further below. As of March 31, 2022, the interest rate on the Holdco Loan remained at 15%. Through March 31, 2022, the trusts have received cash interest in the aggregate amount of $1.2 million on the Holdco Loan and additional interest in the form of an increase in the principal balance of the Holdco Loan in the amount of $1.4 million, representing all interest payable to our trusts under the Amended Loan Agreement.

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

17.
SUBSEQUENT EVENTS

On May 10, 2022, the Company acquired two cemeteries in North Carolina for cash consideration of $0.3 million, pursuant to a definitive agreement signed on March 23, 2021 with Daly Seven, Inc. to acquire four cemeteries for a total purchase price of $5.4 million, subject to customary working capital adjustments. See Note 2 Acquisitions and Divestitures for information regarding the two cemeteries previously acquired.

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

BUSINESS OVERVIEW

We are one of the leading providers of funeral and cemetery products and services in the death care industry in the United States (“U.S.”). As of March 31, 2022, we operated 304 cemeteries in 24 states and Puerto Rico, of which 275 were owned and 29 were operated under leases, operating agreements or management agreements. We also owned, operated or managed 72 funeral homes in 15 states and Puerto Rico.

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

RECENT EVENTS

The following are key events and transactions that have occurred during 2022 that were material to us and/or facilitate an understanding of our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q:

•
Acquisitions. On January 31, 2022, we acquired two cemeteries in Virginia for cash consideration of $5.1 million, pursuant to a definitive agreement signed on March 23, 2021 with Daly Seven, Inc. to acquire four cemeteries for a total purchase price of $5.4 million, subject to customary working capital adjustments. The acquisition of the remaining two cemeteries, which are located in North Carolina, closed on May 10, 2022.

On March 1, 2022, we acquired one funeral home in Florida for cash consideration of $1.7 million, subject to customary working capital adjustments, pursuant to a definitive agreement signed on March 1, 2022 with MacDonald Funeral Home & Cremation, Inc.

On March 15, 2022, we acquired one combination cemetery and funeral home, a separate cemetery and a separate funeral home in West Virginia for cash consideration of $11.3 million, subject to customary working capital adjustments, pursuant to a definitive agreement signed on February 4, 2022 with Roselawn Acquisition Group LLC, Monte Vista Park LLC, CPJ LLC, and WV Memorial Properties LLC.

•
Axar Letter. On September 27, 2021, we announced that we had received the Letter dated September 22, 2021 from Axar in which Axar expressed an interest in pursuing discussions concerning strategic alternatives that may be beneficial to us and our various stakeholders. Axar has engaged Schulte Roth & Zabel LLP as its legal advisor and stated in the Letter that it would engage a financial advisor at the appropriate time. According to the Letter, Axar expected that any such discussions would be conducted with a special committee of the Board, assisted by financial and legal advisors engaged by such committee. The Letter also stated that any transaction involving Axar arising from such discussions would be conditioned upon, among other things, approval of the special committee and the Board, the negotiation and execution of mutually satisfactory definitive agreements and customary terms. The Letter also stated that any transaction structured as a take-private transaction would be subject to a closing condition that the approval of holders of a majority of the outstanding shares not owned by Axar or its affiliates be obtained. On September 26, 2021, the Board authorized its Conflicts Committee, which is comprised of independent directors Stephen J. Negrotti, Kevin Patrick and Patricia Wellenbach, to engage in the discussions contemplated by the Letter, including the authority to engage in discussions concerning and to negotiate the terms and provisions of any strategic alternative the Conflicts Committee determines to be appropriate in connection with such discussions. Under its charter, the Conflicts Committee has the authority to reject, approve or recommend that the Board approve any transaction that is a related party transaction, which would include any transaction to which Axar is a party. The Conflicts Committee has retained independent legal and financial advisors to assist in such discussions. Following receipt of the Letter, the Conflicts Committee and its counsel had engaged in discussions with Axar and Axar’s counsel, which evolved to focus on a transaction in which Axar would acquire the shares of the Company that are not owned by Axar or its affiliates. While these negotiations had been productive, negotiations between the Conflicts Committee and Axar were tabled in March 2022 in light of the work undertaken by the Conflicts Committee with respect to the independent review of certain investments by our trusts in which Axar had an interest. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence to our Annual Report. The Conflicts Committee and Axar recently resumed active negotiations and those negotiations are continuing, but they have not come to agreement on any price that Axar would pay for such shares or on certain other terms of any transaction. There can be no assurance that any agreement with respect to a take-private transaction will be executed or that this or any other transaction will be approved or consummated. The Company does not undertake any obligation to provide any updates with respect to these matters except as required under applicable law.
•
COVID-19 Pandemic. The COVID-19 Pandemic poses a significant threat to the health and economic wellbeing of our employees, customers and vendors. Our operations are deemed essential by the state and local governments in which we operate, with the exception of Puerto Rico, and we have been working with federal, state and local government officials to ensure that we continue to satisfy their requirements for offering our essential services.

Like most businesses world-wide, the COVID-19 Pandemic has impacted us financially. At the start of the COVID-19 Pandemic in early 2020, we saw our pre-need sales and at-need sales activity decline as Americans practiced social distancing and crowd size restrictions were put in place. However, since May 2020, we have experienced at-need sales growth, and since late 2020, we have experienced pre-need sales growth. We believe the implementation of our virtual meeting tools early on in the COVID-19 Pandemic was one of several key steps to mitigate this disruption. Throughout the COVID-19 Pandemic, our cemeteries and funeral homes have largely remained open and available to serve our families in all the locations in which we operate to the extent permitted by local authorities, and we expect that this will continue. We have leveraged the relationships we have made with the families we have served during our response to the COVID-19 Pandemic, which has directly resulted in new sales leads and the increase in pre-need sales activity. In addition, as community restrictions have eased and the COVID-19 vaccine became widely available, we have experienced growth in our pre-need cemetery sales, see “Results of Operations” below.

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

Cemetery Operations

Overview

We are currently the one of the largest owners and operators of cemeteries in the U.S. As of March 31, 2022, we operated 304 cemeteries in 24 states and Puerto Rico. We owned 275 of these cemeteries, and we managed or operated the remaining 29 under leases, operating agreements or management agreements. Revenues from our Cemetery Operations segment accounted for approximately 86% of our total revenues for the three months ended March 31, 2022.

Operating Results

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following tables present operating results for our Cemetery Operations segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
			Variance
	2022	2021	$	%
Interments	$21,155	$20,519	$636	3%
Merchandise	14,856	16,282	(1,426)	(9%)
Services	16,858	17,281	(423)	(2%)
Interest income	1,754	2,215	(461)	(21%)
Investment and other	14,874	10,683	4,191	39%
Total revenues	69,497	66,980	2,517	4%
Cost of goods sold	11,539	11,184	355	3%
Cemetery expense	22,179	18,161	4,018	22%
Selling expense	15,573	14,207	1,366	10%
General and administrative expense	10,753	10,193	560	5%
Depreciation and amortization	1,434	1,576	(142)	(9%)
Total costs and expenses	61,478	55,321	6,157	11%
Segment operating profit	$8,019	$11,659	$(3,640)	(31%)

Cemetery interments revenues were $21.2 million for the three months ended March 31, 2022, an increase of $0.6 million and 3% from $20.5 million for the three months ended March 31, 2021. The increase resulted from an increase in pre-need revenues of $0.8 million, due to improved productivity of the salesforce, and an increase of $0.2 million associated with a decrease in cancellations and promotional discounts. These increases were offset partially by a decrease in at-need revenues of $0.4 million primarily related to a decrease in death rates compared to the prior year period which was impacted by the COVID-19 Pandemic.

Cemetery merchandise revenues were $14.9 million for the three months ended March 31, 2022, a decrease of $1.4 million and 9% from $16.3 million for the three months ended March 31, 2021. The decrease resulted from a decrease of $1.4 million in at-need revenues and a decrease in pre-need turning at-need revenues of $0.1 million, both of which were negatively impacted by decreased burial rates as compared to the prior year period which was impacted by the COVID-19 Pandemic, offset by an increase of $0.1 million associated with a decrease in cancellations and promotional discounts.

Cemetery service revenues were $16.9 million for the three months ended March 31, 2022, a decrease of $0.4 million and 2% from $17.3 million for the three months ended March 31, 2021. The decrease resulted from a decrease of $0.3 million in at-need revenues and a decrease in pre-need turning at-need revenues of $0.2 million, both of which were negatively impacted by decreased burial rates as compared to the prior year period which was impacted by the COVID-19 Pandemic, offset partially by an increase of $0.1 million associated with a decrease in cancellations and promotional discounts.

Investment and other income was $14.9 million for the three months ended March 31, 2022, an increase of $4.2 million and 39% from $10.7 million for the three months ended March 31, 2021. The increase was driven by an increases in investment income associated with the merchandise trust and the perpetual care trust of $1.2 million each, and an increase of $0.8 million in RIA fees earned and a $1.0 million increase in other revenues.

Cost of goods sold was $11.5 million for the three months ended March 31, 2022, an increase of $0.4 million and 3% from $11.2 million for the three months ended March 31, 2021. As a percentage of cemetery revenue, cost of goods sold remained relatively flat at 16.6% for the three months ended March 31, 2022, compared to 16.7% for the three months ended March 31, 2021, due to the effective management of increased supplier costs and our pricing.

Cemetery expenses were $22.2 million for the three months ended March 31, 2022, an increase of $4.0 million and 22% from $18.2 million for the three months ended March 31, 2021. The increase was due to approximately $2.8 million in general expenditures, including costs associated with the transition of cemetery maintenance back from Moon, coupled with a $1.7 million increase in repairs and maintenance expense, offset by a $0.5 million decrease in real estate taxes.

Selling expenses were $15.6 million for the three months ended March 31, 2022, an increase of $1.4 million and 10% from $14.2 million for the three months ended March 31, 2021. As a percentage of cemetery revenue, selling expenses increased to 22.4% for the three months ended March 31, 2022 from 21.2% for the three months ended March 31, 2021, primarily due to a $1.4 million increase in marketing and advertising expense.

General and administrative expenses were $10.8 million for the three months ended March 31, 2022, an increase of $0.6 million and 5% from $10.2 million for the three months ended March 31, 2021. The increase was primarily the result of a $0.3 million increase in legal fees, a $0.2 million increase in insurance costs and a $0.4 million increase in other miscellaneous expenses. Those increases were offset by a $0.3 million decrease in payroll and payroll related costs.

Depreciation and amortization expenses were $1.4 million for the three months ended March 31, 2022, a decrease of $0.1 million and 9% from $1.6 million for the three months ended March 31, 2021. The decrease was due to routine depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

As of March 31, 2022, we owned, operated or managed 72 funeral homes. These properties were located in 15 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 14% of our total revenues for the three months ended March 31, 2022.

Operating Results

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following tables present operating results for our Funeral Home Operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
			Variance
	2022	2021	$	%
Merchandise	$6,045	$5,973	$72	1%
Services	5,435	5,360	75	1%
Total revenues	11,480	11,333	147	1%
Merchandise	1,632	1,661	(29)	(2%)
Services	4,757	4,661	96	2%
Depreciation and amortization	432	431	1	0%
Other	3,386	3,019	367	12%
Total expenses	10,207	9,772	435	4%
Segment operating profit	$1,273	$1,561	$(288)	(18%)

Funeral home merchandise revenues were $6.0 million for the three months ended March 31, 2022, an increase of $0.1 million and 1% from $6.0 million for the three months ended March 31, 2021. The increase was due to an increase in at-need revenues.

Funeral home services revenues were $5.4 million for the three months ended March 31, 2022, an increase of $0.1 million and 1% from $5.4 million for the three months ended March 31, 2021. The increase was primarily due to a $0.2 million increase in income recognized on merchandise trust and a $0.1 million increase other funeral home revenues, offset partially by a $0.1 million decrease in at-need revenues and a $0.1 million decrease in pre-need turned at-need revenues.

Funeral home expenses were $10.2 million for the three months ended March 31, 2022, an increase of $0.4 million and 1% from $9.8 million for the three months ended March 31, 2021. Funeral home services costs increased $0.1 million or 2%. Other funeral home expenses increased $0.4 million, primarily driven by increases in costs associated with repairs and maintenance, cremations and insurance.

Corporate

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Corporate Overhead

Corporate overhead expense was $11.8 million for the three months ended March 31, 2022, an increase of $2.3 million and 24% from $9.5 million for the three months ended March 31, 2021. The increase was primarily related to a $0.7 million increase in acquisition related costs, a $0.6 million increase in legal and professional fees, a $0.2 million increase payroll and related expenses and a $0.7 million increase in other corporate overhead expenses.

Interest Expense

Interest expense was $9.3 million for the three months ended March 31, 2022, a decrease of $1.2 million and 11% from $10.5 million for the three months ended March 31, 2021. The change was due to a decrease of $0.7 million due to lower amortization of deferred financing fees and a decrease of $0.5 million related to a lower interest rate on the 2029 Notes.

Income Tax Expense/Benefit

Income tax expense was $0.2 million for the three months ended March 31, 2022, compared to an income tax benefit of $1.7 million for the three months ended March 31, 2021. The income tax expense for the three months ended March 31, 2022 was primarily due to our inability to offset deferred tax benefits related to net operating losses against deferred tax liabilities for federal and state purposes. The income tax benefit for the three months ended March 31, 2021 was primarily due to the loss from continuing operations.

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

While we rely heavily on our available cash and cash flows from operating activities to execute our operational strategy and meet our financial commitments and other short-term financial needs, we cannot be certain that sufficient capital will be generated through operations or be available to us to the extent required and on acceptable terms. Based on our forecasted operating performance, we believe that we will be able to continue as a going concern for the next twelve-month period.

Cash Flows

The following table summarizes our unaudited condensed consolidated statements of cash flows by class of activities in thousands:

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$8,755	$4,631
Net cash used in investing activities	(20,897)	(1,774)
Net cash provided by financing activities	2,772	2,324

Significant Sources and Uses of Cash During the Three Months Ended March 31, 2022 and 2021

Operating Activities

Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2022 as compared to $4.6 million during the three months ended March 31, 2021. The $4.1 million increase in operating cash flows was primarily due to the change in working capital items which resulted in a net increase in operating cash flows of $13.6 million., offset in part by a decrease of $9.4 million resulting from an increase in net loss excluding non-cash items.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $20.9 million as compared to $1.8 million for the three months ended March 31, 2021. The cash used in investing activities for the three months ended March 31, 2022 was primarily attributable to the cash paid for acquisitions of $18.3 million and capital expenditures for purchases and maintenance of property, plant and equipment of $2.6 million. Net cash used in investing activities during the three months ended March 31, 2021 consisted entirely of cash used for capital expenditures for purchases and maintenance of property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $2.8 million as compared to $2.3 million for the three months ended March 31, 2021. The cash provided by financing activities for the three months ended March 31, 2022 and 2021 was primarily due to proceeds from borrowings for financed insurance policies, partially offset by debt and finance lease payments.

The following table summarizes maintenance and expansion capital expenditures for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Maintenance capital expenditures	$1,408	$287
Expansion capital expenditures	1,194	1,487
Total capital expenditures	$2,602	$1,774

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

For the three months ended March 31, 2022 and 2021, we had $102.6 million and $98.3 million, respectively, of cash receipts from sales attributable to related bond contracts. These amounts do not consider reductions associated with taxes, obtaining costs or other costs.

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

There have been no significant changes to the critical accounting policies and estimates identified in the Annual Report, as described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report, except as described in Part 1, Item 1. Financial Statements, Note 1, “Business Combinations,” “Goodwill” and “Recently Adopted Accounting Standards.”

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

INTEREST-BEARING INVESTMENTS

The interest-bearing investments in our merchandise trusts and perpetual care trusts that are subject to interest rate sensitivity consist of fixed-income securities, money market investments and other short-term investments. As of March 31, 2022, the accumulated fair value of the interest-bearing investments in our merchandise trusts and perpetual care trusts was $43.1 million and $20.2 million, respectively, or 7.3% and 5.8% of the fair value of our total trust assets, respectively.

MARKETABLE EQUITY SECURITIES

The marketable equity securities in our merchandise trusts and perpetual care trusts that are subject to market price sensitivity consist of individual equity securities as well as closed and open-ended mutual funds. As of March 31, 2022, the accumulated fair value of the marketable equity securities in our merchandise trusts and perpetual care trusts was $18.7 million and $9.4 million, respectively, or 3.2% and 2.7% of the fair value of our total trust assets, respectively.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to fourteen years with four potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of March 31, 2022, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 86.0% and 91.3%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $507.3 million and $315.4 million in our merchandise trusts and perpetual care trusts, respectively, as of March 31, 2022, based on net asset value quotes.

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

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2022. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the on-going remediation associated with the material weaknesses in internal control over financial reporting described below.

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

Management previously identified and reported material weaknesses in its Annual Report on Form 10-K for the Year Ended December 31, 2021. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 as a result of the material weaknesses described below:

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

D. Identification and disclosure of Related Party transactions:

The Company’s internal controls over the identification and disclosure of related party transactions were not designed appropriately and thus failed to operate effectively. More specifically, as noted in Note 17 Related Parties to our consolidated financial statements as of and for the year ended December 31, 2021, the Company identified various related party transactions in connection with its year-end financial closing procedures, which had not been timely identified by Cornerstone or disclosed in our prior quarterly periods because Cornerstone, the Company’s investment advisor subsidiary, did not have effective procedures in place to ensure that the information needed to analyze whether investment transactions it was recommending for our trusts constituted related party transactions was obtained and reviewed in a timely fashion.

Our management communicated the results of its assessment to the Audit Committee of the Board of Directors.

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that all material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of March 31, 2022. Management, with oversight from our Audit Committee (and in conjunction with the Trust and Compliance Committee, specific to material weakness D), has identified and planned actions that we believe will remediate the material weaknesses described above once fully implemented and operating for a sufficient period of time, and we will continue to devote significant time and attention, including internal and external resources, to these remedial efforts. For a more comprehensive discussion of Management’s remediation action plans refer to Item 9A., Disclosure Controls and Procedures, of our 2021 Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2022, despite the remote work environment due to the ongoing issues surrounding the COVID-19 Pandemic, we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been present at that time, and those remediation efforts remain ongoing. Other than as described above and in greater detail in the Item 9A., Disclosure Controls and Procedures, of our 2021 Annual Report on Form 10-K, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in Part I, Item 1A. Risk Factors of our Annual Report. The ongoing coronavirus (COVID-19) pandemic may also have the effect of heightening many of the risks we face, such as those relating to our substantial level of indebtedness, our future capital needs, our need to generate sufficient cash to service our indebtedness and our ability to comply with the covenants contained in the 2029 Indenture. The risks and uncertainties described in our Annual Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of those risks actually occurs, our business, financial condition and results of operations would suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR INC.

Date: May 13, 2022	By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer

Date: May 13, 2022	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Senior Vice President and Chief Financial Officer