Form 10-Q
period 2022-06-30
Stonemor Inc.
filed 2022-08-12
CIK 1753886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

The number of shares of the registrant’s common stock outstanding at August 10, 2022 was 118,752,924.

FORM 10-Q OF STONEMOR INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STONEMOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents, excluding restricted cash	$71,238	$83,882
Restricted cash	12,021	16,415
Accounts receivable, net of allowance	65,106	62,220
Prepaid expenses	8,073	6,971
Other current assets	12,788	11,459
Total current assets	169,226	180,947

Long-term accounts receivable, net of allowance	76,769	72,309
Cemetery property	299,549	296,758
Property and equipment, net of accumulated depreciation	89,346	82,610
Merchandise trusts, restricted, at fair value	604,760	567,853
Perpetual care trusts, restricted, at fair value	349,150	339,138
Deferred selling and obtaining costs	127,927	124,023
Deferred tax assets	3	21
Goodwill	6,774	—
Intangible assets, net	51,902	54,023
Other assets	22,629	23,462
Total assets	$1,798,035	$1,741,144

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$55,953	$44,704
Accrued interest	4,344	4,344
Current portion, long-term debt	2,576	762
Total current liabilities	62,873	49,810

Long-term debt, net of deferred financing costs	390,033	389,401
Deferred revenues	1,118,208	1,056,260
Deferred tax liabilities	11,093	10,878
Perpetual care trust corpus	349,150	339,138
Other long-term liabilities	41,343	41,399
Total liabilities	1,972,700	1,886,886
Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share, 200,000,000 shares authorized, 118,723,067 and 118,290,600 shares issued and outstanding, respectively	1,187	1,182
Paid-in capital in excess of par value	(82,719)	(83,286)
Accumulated deficit	(93,133)	(63,638)
Total stockholders' equity	(174,665)	(145,742)
Total liabilities and stockholders' equity	$1,798,035	$1,741,144

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Cemetery:
Interments	$22,136	$22,906	$43,291	$43,425
Merchandise	19,744	17,787	34,600	34,069
Services	18,370	17,698	35,228	34,979
Investment and other	10,204	13,737	26,832	26,635
Funeral home:
Merchandise	5,040	5,449	11,085	11,422
Services	4,553	5,404	9,988	10,764
Total revenues	80,047	82,981	161,024	161,294
Costs and Expenses:
Cost of goods sold	12,519	12,435	24,058	23,619
Cemetery expense	21,634	18,090	43,813	36,251
Selling expense	17,289	14,776	32,862	28,983
General and administrative expense	12,250	10,650	23,003	20,843
Corporate overhead	12,806	9,534	24,619	19,075
Depreciation and amortization	2,018	2,027	4,079	4,129
Funeral home expenses:
Merchandise	1,389	1,478	3,021	3,139
Services	4,700	4,477	9,457	9,138
Other	3,185	3,239	6,571	6,258
Total costs and expenses	87,790	76,706	171,483	151,435

Loss on sale of businesses and other impairments	(43)	(2,220)	(43)	(2,220)
Other (losses) gains	(15)	69	(15)	69
Operating (loss) income	(7,801)	4,124	(10,517)	7,708
Interest expense	(9,279)	(9,977)	(18,565)	(20,450)
Loss on debt extinguishment	—	(40,128)	—	(40,128)
Loss from continuing operations before income taxes	(17,080)	(45,981)	(29,082)	(52,870)
Income tax (expense) benefit	(181)	9,736	(413)	11,412
Net loss from continuing operations	(17,261)	(36,245)	(29,495)	(41,458)
Discontinued operations (Note 2):
Income from operations of discontinued businesses	—	860	—	1,449
Income tax expense	—	—	—	—
Net income from discontinued operations	—	860	—	1,449
Net loss	$(17,261)	$(35,385)	$(29,495)	$(40,009)

Net loss from continuing operations per common share (basic)	$(0.15)	$(0.31)	$(0.25)	$(0.35)
Net income from discontinued operations per common share (basic)	—	0.01	—	0.01
Net loss per common share (basic)	$(0.15)	$(0.30)	$(0.25)	$(0.34)

Net loss from continuing operations per common share (diluted)	$(0.15)	$(0.31)	$(0.25)	$(0.35)
Net income from discontinued operations per common share (diluted)	—	0.01	—	0.01
Net loss per common share (diluted)	$(0.15)	$(0.30)	$(0.25)	$(0.34)
Weighted average number of common shares outstanding - basic	118,476	117,956	118,402	117,933
Weighted average number of common shares outstanding - diluted	118,476	117,956	118,402	117,933

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except shares)

	Common Stock
	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Total
Three Months Ended March 31, 2022
December 31, 2021	118,290,600	$1,182	$(83,286)	$(63,638)	$(145,742)
Common stock awards under incentive plans	46,875	1	498	—	499
Net loss	—	—	—	(12,234)	(12,234)
March 31, 2022	118,337,475	$1,183	$(82,788)	$(75,872)	$(157,477)

Three Months Ended June 30, 2022
March 31, 2022	118,337,475	$1,183	$(82,788)	$(75,872)	$(157,477)
Common stock awards under incentive plans	859,038	9	499	—	508
Shares repurchased related to incentive plans	(473,446)	(5)	(430)	—	(435)
Net loss	—	—	—	(17,261)	(17,261)
June 30, 2022	118,723,067	$1,187	$(82,719)	$(93,133)	$(174,665)

	Common Stock
	Number of Common Shares	Par Value of Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Total
Three Months Ended March 31, 2021
December 31, 2020	117,871,141	$1,178	$(85,232)	$(8,359)	$(92,413)
Common stock awards under incentive plans	46,875	1	504	—	505
Net loss	—	—	—	(4,624)	(4,624)
March 31, 2021	117,918,016	$1,179	$(84,728)	$(12,983)	$(96,532)

Three Months Ended June 30, 2021
March 31, 2021	117,918,016	$1,179	$(84,728)	$(12,983)	$(96,532)
Common stock awards under incentive plans	46,875	1	507	—	508
Net loss	—	—	—	(35,385)	(35,385)
June 30, 2021	117,964,891	$1,180	$(84,221)	$(48,368)	$(131,409)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(29,495)	$(40,009)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	3,179	3,651
Depreciation and amortization	4,079	4,169
Provision for bad debt	2,883	3,519
Non-cash compensation expense	1,007	1,013
Loss on debt extinguishment	—	40,128
Non-cash interest expense	1,208	3,160
Loss on sale of businesses	43	1,353
Other losses (gains)	15	(69)
Changes in assets and liabilities:
Payment of paid-in-kind interest	—	(18,440)
Accounts receivable, net of allowance	(13,073)	(11,522)
Merchandise trust fund	(22,568)	(17,378)
Other assets	955	(2,942)
Deferred selling and obtaining costs	(4,928)	(4,229)
Deferred revenues	51,761	45,652
Deferred taxes, net	233	(11,523)
Payables and other liabilities	11,252	1,900
Net cash provided by (used in) operating activities	6,551	(1,567)
Cash Flows From Investing Activities:
Cash paid for acquisitions	(18,295)	—
Proceeds from divestitures	173	6,578
Cash paid for capital expenditures	(6,144)	(3,361)
Net cash (used in) provided by investing activities	(24,266)	3,217
Cash Flows From Financing Activities:
Proceeds from borrowings	6,001	404,433
Repayments of debt	(3,897)	(329,294)
Principal payment on finance leases	(616)	(796)
Early redemption premium	—	(18,478)
Cost of financing activities	(376)	(10,632)
Shares repurchased related to share-based compensation	(435)	—
Net cash provided by financing activities	677	45,233
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,038)	46,883
Cash, cash equivalents and restricted cash—Beginning of period	100,297	60,090
Cash, cash equivalents and restricted cash—End of period	$83,259	$106,973
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,206	$31,141
Cash paid during the period for income taxes	2,498	1,989
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$836	$961
Operating cash flows from finance leases	153	166
Financing cash flows from finance leases	616	796
Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$47	$3,277
Right of use assets obtained in exchange for new finance lease liabilities	197	105

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

Nature of Operations

The Company is a provider of funeral and cemetery products and services in the death care industry in the United States. As of June 30, 2022, the Company operated 304 cemeteries in 24 states and Puerto Rico, of which 275 were owned and 29 were operated under lease, management or operating agreements. As of June 30, 2022, the Company also owned and operated 72 funeral homes, including 34 located on the grounds of cemetery properties that the Company owned, in 15 states and Puerto Rico.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements, which are unaudited, have been prepared in accordance with the requirements of the Quarterly Report on Form 10-Q and Generally Accepted Accounting Principles (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Annual Reports on Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. The balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statement as of December 31, 2021, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with Securities and Exchange Commission (“SEC”) on March 31, 2022 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto presented in the Annual Report. The results of operations for the six months ended June 30, 2022 may not necessarily be indicative of the results of operations for the full year ending December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. Cash and Cash Equivalents was $71.2 million and $83.9 million as of June 30, 2022 and December 31, 2021, respectively.

Restricted Cash

Cash that is restricted from withdrawal or use under the terms of certain contractual agreements is recorded as restricted cash. Restricted cash was $12.0 million and $16.4 million as of June 30, 2022 and December 31, 2021, respectively, which primarily related to cash collateralization of the Company’s letters of credit and surety bonds.

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

Goodwill

Goodwill resulting from the acquisitions completed during the six months ended June 30, 2022, which is preliminary and subject to change, represents the excess of purchase price over the fair market value of net assets acquired, based on their respective fair values at the date of acquisition.

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

For the three months ended June 30, 2022 and 2021, the Company had income tax expense of $0.2 million and an income tax benefit of $9.7 million, respectively. For the six months ended June 30, 2022 and 2021, the Company had income tax expense of $0.4 million and an income tax benefit of $11.4 million, respectively. The Company’s effective tax rate before discrete items was 1.1% and 21.6% for the three months ended June 30, 2022 and 2021, respectively, and 1.4% and 22.2% for the six months ended June 30, 2022 and 2021, respectively.

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

The following table sets forth the reconciliation of the Company’s weighted-average number of outstanding common shares for the three and six months ended June 30, 2022 and 2021 used to compute basic net income (loss) attributable to common shares to those used to compute diluted net income (loss) per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average number of outstanding common shares—basic	118,476	117,956	118,402	117,933
Plus effect of dilutive incentive awards(1):
Restricted shares	—	—	—	—
Stock options	—	—	—	—
Weighted average number of outstanding common shares—diluted	118,476	117,956	118,402	117,933
(1)
For the three months ended June 30, 2022 and 2021, the diluted weighted-average number of outstanding common shares does not include 874,182 and 366,641 shares issuable upon the exercise of outstanding options, respectively, and 248,470 and 414,412 restricted common shares, respectively, as their effects would have been anti-dilutive. For the six months ended June 30, 2022 and 2021, the diluted weighted-average number of outstanding common shares does not include 881,803 and 592,046 shares issuable upon the exercise of outstanding options, respectively, and 240,694 and 438,718 restricted common shares, respectively, as their effects would have been anti-dilutive.

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

2.
ACQUISITIONS AND DIVESTITURES

Acquisitions

On January 31, 2022, the Company acquired two cemeteries in Virginia for cash consideration of $5.1 million and on May 10, 2022 the Company acquired two cemeteries in North Carolina for cash consideration of $0.3 million, pursuant to a definitive agreement signed on March 23, 2021 with Daly Seven, Inc. to acquire the four cemeteries for a total purchase price of $5.4 million, subject to customary working capital adjustments.

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

The Company accounted for these transactions under the acquisition method of accounting. Accordingly, the Company recorded the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values. Costs associated with the acquisition of the assets noted were expensed as incurred. For the three and six months ended June 30, 2022, acquisition costs were $0.1 million and $0.9 million, respectively, and were included in corporate overhead on the condensed consolidated statement of operations. The following table summarizes the preliminary estimated fair values assigned to the assets acquired and liabilities assumed in the acquisitions at the respective acquisition dates (in thousands):

Assets:
Accounts receivable	$1,250
Cemetery property	4,438
Property and equipment	6,857
Merchandise trusts, restricted	5,706
Perpetual care trusts, restricted	5,013
Trade names	165
Total assets	23,429
Liabilities:
Deferred revenues	6,795
Perpetual care trust corpus	5,013
Total liabilities	11,808
Fair value of net assets acquired	11,621
Cash consideration paid	18,295
Deferred cash consideration	100
Total consideration	18,395
Goodwill from purchase	$6,774

The Company recorded goodwill of $5.5 million and $1.3 million in the Cemetery Operations reporting segment and the Funeral Home Operations reporting segment, respectively, for the properties acquired, which is deductible for tax purposes. The goodwill recorded for the acquisitions mainly reflects the strategic fit and synergies expected from the acquisitions.

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

Revenue related to the assets acquired was $0.9 million and $1.2 million for the three and six months ended June 30, 2022, respectively, and net income related to the assets acquired was not considered material.

Divestitures

On April 22, 2022, the Company completed the sale of two cemetery properties located in Rhode Island (the “Rhode Island Sale”) for a total cash price of $0.2 million, resulting in a loss on sale of $43,000 for the three and six months ended June 30, 2022.

On May 24, 2021, the Company completed the sale of three cemetery properties located in Missouri (the “Missouri Sale”) for a total cash price of $0.7 million, resulting in a loss on sale of $1.7 million for the three and six months ended June 30, 2021.

On April 2, 2021, the Company completed the sale of substantially all of the Company’s assets in Oregon and Washington, consisting of nine cemeteries, ten funeral establishments and four crematories (the “Clearstone Assets”) pursuant to the terms of an asset sale agreement entered into on November 6, 2020 (the “Clearstone Agreement”) with Clearstone Memorial Partners, LLC for a net cash purchase price of $6.2 million, subject to certain adjustments (the “Clearstone Sale”). The Clearstone Agreement to sell the Clearstone Assets, together with other divestitures completed in 2020, represented a strategic exit from the west coast. Therefore, the results of operations of the Clearstone Assets have been presented as discontinued operations on the accompanying consolidated statement of operations for the six months ended June 30, 2021.

The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Cemetery revenues	$—	$1,142
Funeral home revenues	—	1,146
Cost of goods sold	—	(191)
Cemetery expense	—	(233)
Selling expense	—	(231)
General and administrative expense	—	(151)
Depreciation and amortization	—	(40)
Funeral home expenses	—	(694)
Interest expense	—	(166)
Income from discontinued operations before income taxes	—	582
Net gain on sale of businesses	860	867
Income tax expense	—	—
Net income from discontinued operations	$860	$1,449

The following table presents the depreciation and amortization, capital expenditures, sale proceeds and operating noncash items of the discontinued operations (in thousands):

Six Months Ended June 30,
2021
Cash flows from discontinued operating activities:
Depreciation and amortization	$40
Gain on sales of discontinued operations businesses	867

Cash flows from discontinued investing activities:
Capital expenditures	$10
Proceeds from sales of discontinued businesses	5,898

3.
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Customer receivables	$162,870	$154,664
Unearned finance income	(15,215)	(14,319)
Allowance for doubtful accounts	(5,780)	(5,816)
Accounts receivable, net of allowance	141,875	134,529
Less: Current portion, net of allowance	65,106	62,220
Long-term portion, net of allowance	$76,769	$72,309

Activity in the allowance for doubtful accounts was as follows (in thousands):

	June 30, 2022	December 31, 2021
Balance, beginning of period	$5,816	$5,711
Provision for doubtful accounts	2,883	6,354
Charge-offs, net	(2,919)	(6,249)
Balance, end of period	$5,780	$5,816

Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories.

4.
CEMETERY PROPERTY

Cemetery property consisted of the following at the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Cemetery land	$232,211	$229,736
Mausoleum crypts and lawn crypts	67,338	67,022
Cemetery property	$299,549	$296,758

5.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Buildings and improvements	$122,789	$115,141
Furniture and equipment	54,836	54,099
Funeral home land	11,745	10,932
Property and equipment, gross	189,370	180,172
Less: Accumulated depreciation	(100,024)	(97,562)
Property and equipment, net of accumulated depreciation	$89,346	$82,610

Depreciation expense was $1.8 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively, and $3.6 million and $3.6 million for the six months ended June 30, 2022 and 2021, respectively.

6.
MERCHANDISE TRUSTS

At June 30, 2022 and December 31, 2021, the Company’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly and through mutual and investment funds. All of these investments are carried at fair value. All of these investments are subject to the fair value hierarchy and considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13 Fair Value of Financial Instruments. There were no Level 3 assets. When the Company receives a payment from a pre-need customer, the Company deposits the amount required by law into the merchandise trusts that may be subject to cancellation on demand by the pre-need customer. The Company’s merchandise trusts related to states in which pre-need customers may cancel contracts with the Company comprised 47.6% of the total merchandise trust as of June 30, 2022. The merchandise trusts are variable interest entities (“VIE”) of which the Company is deemed the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Company may be required to fund this shortfall.

The Company included $9.4 million and $10.3 million of investments held in trust as required by law by the West Virginia Funeral Directors Association at June 30, 2022 and December 31, 2021, respectively, in its merchandise trust assets. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Company’s merchandise trust activities for the six months ended June 30, 2022 and 2021 is presented below (in thousands):

	Six months ended June 30,
	2022	2021
Balance—beginning of period	$567,853	$516,284
Contributions	39,038	28,574
Distributions	(36,629)	(53,020)
Interest and dividends	23,259	20,429
Capital gain distributions	2,181	1,650
Realized gains and losses, net	675	3,031
Other than temporary impairment	—	(136)
Taxes	(581)	(14)
Fees	(4,121)	(3,062)
Unrealized change in fair value	13,085	30,532
Balance—end of period	$604,760	$544,268

During the six months ended June 30, 2022 and 2021, purchases of available for sale securities were approximately $39.8 million and $36.6 million, respectively. During the six months ended June 30, 2022 and 2021, sales, maturities and paydowns of available for sale securities were approximately $14.0 million and $32.6 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in the Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

June 30, 2022	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$33,580	$—	$—	$33,580
Fixed maturities:
U.S. governmental securities	2	1	—	—	1
Corporate debt securities	2	—	—	—	—
Other debt securities	2	—	—	—	—
Total fixed maturities		1	—	—	1
Mutual funds—debt securities	1	6,097	—	(647)	5,450
Mutual funds—equity securities	1	1,022	31	(7)	1,046
Other investment funds(1)		496,349	42,859	(4,530)	534,678
Equity securities	1	14,687	3,863	(2,040)	16,510
Other invested assets	2	4,053	68	—	4,121
Total investments		555,789	46,821	(7,224)	595,386
West Virginia Trust Receivable		10,284	—	(910)	9,374
Total		$566,073	$46,821	$(8,134)	$604,760
(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 1 to 30 days, and private credit funds, which have lockup periods of zero to fourteen years with three potential one year extensions at the discretion of the funds’ general partners. As of June 30, 2022, there were $160.8 million in unfunded investment commitments to the private credit funds, which are callable at any time. This asset class also includes $127.2 million of direct loans which are accounted for at amortized cost, net of unamortized origination fees, if any, and are categorized as Level 3 investments in the fair value hierarchy. The interest rates on these direct loans are consistent with market rates, and their amortized cost approximates fair value.

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

The contractual maturities of debt securities as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

June 30, 2022	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$—
Corporate debt securities	—	—	—	—
Other debt securities	—	—	—	—
Total fixed maturities	$—	$1	$—	$—

December 31, 2021	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$—
Corporate debt securities	—	1	—	—
Other debt securities	—	—	—	—
Total fixed maturities	$—	$2	$—	$—

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the merchandise trusts as of June 30, 2022 and December 31, 2021 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—
Total fixed maturities	—	—	—	—	—	—
Mutual funds—debt securities	5,448	646	2	1	5,450	647
Mutual funds—equity securities	55	7	—	—	55	7
Other investment funds	44,033	4,530	—	—	44,033	4,530
Equity securities	382	35	1,891	2,005	2,273	2,040
Total	$49,918	$5,218	$1,893	$2,006	$51,811	$7,224

	Less than 12 months		12 months or more		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$297	$—	$297	$—
Corporate debt securities	—	—	620	—	620	—
Other debt securities	—	—	—	—	—	—
Total fixed maturities	—	—	917	—	917	—
Mutual funds—debt securities	890	15	—	—	890	15
Mutual funds—equity securities	—	—	—	—	—	—
Other investment funds	42,645	4,398	—	—	42,645	4,398
Equity securities	3,108	2,050	1	1	3,109	2,051
Total	$46,643	$6,463	$918	$1	$47,561	$6,464

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the six months ended June 30, 2022, the Company determined, based on its review, that there were no other than temporary impairments to the investment portfolio in the merchandise trusts. During the six months ended June 30, 2021, the Company determined, based on its review, that there were 6 securities with an aggregate costs basis of approximately $0.3 million and an aggregate fair value of approximately $0.2 million, resulting in an impairment of $0.1 million, with such impairment considered to be other than temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset these changes against deferred merchandise trust revenue. These adjustments to deferred revenue will be reflected within the Company’s unaudited condensed consolidated statements of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

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

There were no such impairments during the three and six months ended June 30, 2022 and 2021.

7.
PERPETUAL CARE TRUSTS

At June 30, 2022 and December 31, 2021, the Company’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. All of these investments are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 13 Fair Value of Financial Instruments. There were no Level 3 assets. The perpetual care trusts are VIEs for which the Company is the primary beneficiary.

A reconciliation of the Company’s perpetual care trust activities for the six months ended June 30, 2022 and 2021 is presented below (in thousands):

	Six months ended June 30,
	2022	2021
Balance—beginning of period	$339,138	$316,746
Contributions	9,569	4,420
Distributions	(21,177)	(24,966)
Interest and dividends	16,108	19,615
Capital gain distributions	1,483	1,077
Realized gains and losses, net	475	2,994
Other than temporary impairment	—	(55)
Taxes	(1,530)	(890)
Fees	(1,697)	(2,734)
Unrealized change in fair value	6,781	10,391
Balance—end of period	$349,150	$326,598

During the six months ended June 30, 2022 and 2021, purchases of available for sale securities were approximately $11.2 million and $19.0 million, respectively. During the six months ended June 30, 2022 and 2021, sales, maturities and paydowns of available for sale securities were approximately $0.8 million and $11.1 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in Company’s unaudited condensed consolidated statements of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

June 30, 2022	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$13,422	$—	$—	$13,422
Fixed maturities:
U.S. governmental securities	2	10	1	—	11
Corporate debt securities	2	—	—	—	—
Other debt securities	2	—	—	—	—
Total fixed maturities		10	1	—	11
Mutual funds—debt securities	1	1,904	6	(317)	1,593
Mutual funds—equity securities	1	4,078	584	(297)	4,365
Other investment funds(1)		300,218	22,585	(2,393)	320,410
Equity securities	1	7,026	2,443	(130)	9,339
Other invested assets	2	9	1	—	10
Total investments		$326,667	$25,620	$(3,137)	$349,150
(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to fourteen years with four potential one year extensions at the discretion of the funds’ general partners. As of June 30, 2022, there were $98.4 million in unfunded investment commitments to the private credit funds, which are callable at any time. This asset class also includes $81.3 million of direct loans which are accounted for at amortized cost, net of unamortized origination fees, if any, and are categorized as Level 3 investments in the fair value hierarchy. The interest rates on these direct loans are consistent with market rates, and their amortized cost approximates fair value.

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

The contractual maturities of debt securities as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

June 30, 2022	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$10
Corporate debt securities	—	—	—	—
Other debt securities	—	—	—	—
Total fixed maturities	$—	$1	$—	$10

December 31, 2021	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$1	$—	$13
Corporate debt securities	—	—	—	—
Other debt securities	—	—	—	—
Total fixed maturities	$—	$1	$—	$13

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in debt and equity securities within the perpetual care trusts as of June 30, 2022 and December 31, 2021 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$1	$—	$—	$—	$1	$—
Corporate debt securities	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—
Total fixed maturities	1	—	—	—	1	—
Mutual funds—debt securities	823	201	364	116	1,187	317
Mutual funds—equity securities	1,540	219	392	78	1,932	297
Other investment funds	24,535	2,393	—	—	24,535	2,393
Equity securities	317	50	76	80	393	130
Total	$27,216	$2,863	$832	$274	$28,048	$3,137

	Less than 12 months		12 months or more		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$990	$—	$990	$—
Corporate debt securities	—	—	1,959	—	1,959	—
Other debt securities	—	—	—	—	—	—
Total fixed maturities	—	—	2,949	—	2,949	—
Mutual funds—debt securities	863	25	454	10	1,317	35
Mutual funds—equity securities	661	60	1	3	662	63
Other investment funds	26,533	2,776	—	—	26,533	2,776
Equity securities	962	112	1	1	963	113
Total	$29,019	$2,973	$3,405	$14	$32,424	$2,987

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

Other-Than-Temporary Impairment of Trust Assets

The Company assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the six months ended June 30, 2022, the Company determined, based on its review, that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts. During the six months ended June 30, 2021, the Company determined, based on its review, that there were 6 securities with an aggregate cost basis of approximately $84,000 and an aggregate fair value of approximately $30,000, resulting in an impairment of $54,000, with such impairment considered to be other than temporary due to credit indicators. Accordingly, the Company adjusted the cost basis of these assets to their current value with the offset going against the liability for perpetual care trust corpus.

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

There were no such impairments during the three and six months ended June 30, 2022 and 2021.

8.
LONG-TERM DEBT

Total debt consisted of the following at the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
8.500% Senior Secured Notes due 2029	$400,000	$400,000
Insurance and vehicle financing	2,866	762
Less deferred financing costs, net of accumulated amortization	(10,257)	(10,599)
Total debt	392,609	390,163
Less current maturities	(2,576)	(762)
Total long-term debt	$390,033	$389,401

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

As of June 30, 2022, the Company was in compliance with the covenants of the 2029 Indenture.

Deferred Financing Costs

For the three months ended June 30, 2022 and 2021, the Company recognized $0.3 million and $0.7 million, respectively, of amortization of deferred financing fees on its various debt facilities. For the six months ended June 30, 2022 and 2021, the Company recognized $0.7 million and $1.7 million, respectively, of amortization of deferred financing fees on its various debt facilities.

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

At June 30, 2022, 118,723,067 shares of Common Stock were issued and outstanding and no shares of Preferred Stock were issued or outstanding. At June 30, 2022, there were 81,276,933 shares of Common Stock available for issuance, including 1,389,010 shares available for issuance as stock-based incentive compensation under the Company’s Amended and Restated 2019 Long-Term Incentive Plan (as amended, the “Plan”), and 10,000,000 shares of Preferred Stock available for issuance.

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

Stock Options

A rollforward of stock options as of June 30, 2022 is as follows:

	Number of Stock Options	Weighted Average Exercise Price Per Share ($)
Total outstanding at December 31, 2021	6,075,000	1.27
Options granted	225,000	3.42
Options exercised	(812,163)	1.24
Options forfeited	(220,001)	1.30
Options expired	—	—
Total outstanding at June 30, 2022	5,267,836	1.36

For the six months ended June 30, 2022 and 2021, non-cash compensation expense related to stock options was $0.3 million. As of June 30, 2022, total unrecognized compensation cost related to unvested stock options was $0.7 million, which the Company expects to recognize over the remaining weighted-average period of 1.7 year.

Restricted Stock and Phantom Stock

A rollforward of restricted stock and phantom stock awards as of June 30, 2022 is as follows:

	Number of Restricted Stock and Phantom Stock Awards	Weighted Average Grant Date Fair Value ($)
Total non-vested at December 31, 2021	873,600	1.95
Granted	41,035	2.56
Vested	(93,750)	3.88
Forfeited	(45,001)	1.71
Total non-vested at June 30, 2022	775,884	1.77

For the six months ended June 30, 2022 and 2021, the Company recognized $0.7 million of non-cash compensation expense related to restricted stock and phantom stock awards into earnings. As of June 30, 2022, total unamortized compensation cost related to unvested restricted stock awards was $0.6 million, which the Company expects to recognize over the remaining weighted-average period of 1.4 years.

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

Deferred revenues and related costs consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Deferred contract revenues	$915,822	$880,290
Deferred merchandise trust revenue	163,735	150,368
Deferred merchandise trust unrealized gains (losses)	38,651	25,602
Deferred revenues	$1,118,208	$1,056,260
Deferred selling and obtaining costs	$127,927	$124,023

For the six months ended June 30, 2022 and 2021, the Company recognized $42.8 million and $42.9 million, respectively, of the customer contract liabilities balance that existed at December 31, 2021 and 2020, respectively, as revenue.

The components of the customer contract liabilities, net in the Company’s consolidated balance sheets at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Customer contract liabilities, gross	$1,145,408	$1,082,970
Amounts due from customers for unfulfilled performance obligations on cancellable pre-need contracts	(27,200)	(26,710)
Customer contract liabilities, net	$1,118,208	$1,056,260

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

•
Titterton v. StoneMor Inc., C.A. No.: 2021-1028-SG, pending in the Court of Chancery of the State of Delaware and filed on November 24, 2021. The plaintiff in this case brought a derivative action that asserts claims against Axar, Andrew M. Axelrod and the other individuals who were directors at the time of the transactions in question and against the Company as a nominal defendant. On December 9, 2021, the Fried action was consolidated with this action, with Titterton and Fried appointed as lead plaintiffs. On December 27, 2021, a motion to dismiss plaintiffs’ complaint was filed on behalf of the Company and the individual defendants other than Mr. Axelrod and on December 28, 2021, a motion to dismiss the complaint was filed on behalf of Axar and Mr. Axelrod. On February 4, 2022, all defendants filed their briefs in support of their motions to dismiss. The plaintiffs subsequently filed an amended complaint on March 11, 2022. The amended complaint includes derivative claims against the individual defendants, Mr. Axelrod, and Axar for breach of fiduciary duty in approving certain transactions in connection with the Company’s sale of preferred and common stock to Axar and certain accounts managed by Axar (the “Axar Stock Purchase”), as well as for breach of fiduciary duty in connection with the approval of a related-party investment disclosed by the Company. The amended complaint also includes claims against Mr. Axelrod and Axar for unjust enrichment with respect to those same transactions. The plaintiffs seek rescission of the transactions contemplated by the Axar Stock Purchase and the related-party investment and/or an award of damages as well as attorneys’ fees and costs. On March 25, 2022, the defendants filed motions to dismiss the amended complaint. On April 22, 2022, all defendants filed their briefs in support of their motions to dismiss. The plaintiffs filed their brief in response to the defendants’ motion to dismiss on May 27, 2022 and the defendants filed their reply brief on June 27, 2022.

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

The Company has the following balances recorded on its consolidated balance sheets related to leases:

	June 30, 2022	December 31, 2021
Assets:
Operating	$5,449	$5,944
Finance	3,035	3,343
Total ROU assets(1)	$8,484	$9,287
Liabilities:
Current
Operating	$1,136	$1,103
Finance	1,764	1,859
Long-term
Operating	4,514	4,969
Finance	670	1,035
Total lease liabilities(2)	$8,084	$8,966
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

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, based on the information available at commencement date, in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The weighted average borrowing rates for operating and finance leases were 9.9% and 8.8%, respectively, as of June 30, 2022.

The components of lease expense were as follows:

		Six months ended June 30,
		2022	2021
Lease cost	Classification
Operating lease costs(1)	General and administrative expense	$912	$1,009
Finance lease costs
Amortization of leased assets	Depreciation and Amortization	468	606
Interest on lease liabilities	Interest expense	153	166
Short-term lease costs(2)	General and administrative expense	—	—
Net lease costs		$1,533	$1,781
(1)
The Company includes its variable lease costs under operating lease costs as these variable lease costs are immaterial.
(2)
The Company does not have any short-term leases with lease terms greater than one month.

Maturities of the Company’s lease liabilities as of June 30, 2022 were as follows:

Year ending December 31,	Operating	Finance
2022	$865	$1,345
2023	1,489	816
2024	1,253	211
2025	1,131	114
2026	1,100	151
Thereafter	1,504	44
Total	$7,342	$2,681
Less: Interest	(1,693)	(247)
Present value of lease liabilities	$5,649	$2,434

Maturities of the Company’s lease liabilities as of December 31, 2021 were as follows:

Year ending December 31,	Operating	Finance
2022	$1,661	$2,099
2023	1,460	780
2024	1,223	168
2025	1,111	95
2026	1,086	100
Thereafter	1,498	—
Total	$8,039	$3,242
Less: Interest	(1,967)	(348)
Present value of lease liabilities	$6,072	$2,894

Operating and finance lease payments include $0.1 million related to options to extend lease terms that are reasonably certain of being exercised and $1.4 million related to residual value guarantees. The weighted average remaining lease term for operating and finance leases was 5.4 years and 1.4 years, respectively, as of June 30, 2022.

As of June 30, 2022, the Company had no additional operating leases that had not yet commenced, and did not have any lease transactions with its related parties. In addition, as of June 30, 2022, the Company had not entered into any new sale-leaseback arrangements.

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

Recurring Fair Value Measurement

At June 30, 2022 and December 31, 2021, the two financial instruments measured by the Company at fair value on a recurring basis were its merchandise and perpetual care trusts, which consist of investments in debt and equity marketable securities and cash equivalents that are carried at fair value and are classified as either Level 1 or Level 2 (see Note 6 Merchandise Trusts and Note 7 Perpetual Care Trusts).

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

Other Financial Instruments

The Company’s other financial instruments at June 30, 2022 and December 31, 2021 consisted of its 2029 Notes (see Note 8 Long-Term Debt). At June 30, 2022 and December 31, 2021, the estimated fair value of the Company's 2029 Notes was $352.0 million and $413.5 million, respectively, based on trades made on that date, compared with the carrying amount of $400.0 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
STATEMENT OF OPERATIONS DATA:
Cemetery Operations:
Revenues	$70,454	$72,128	$139,951	$139,108
Operating costs and expenses	(63,692)	(55,951)	(123,736)	(109,696)
Depreciation and amortization	(1,423)	(1,505)	(2,857)	(3,081)
Segment operating profit	$5,339	$14,672	$13,358	$26,331
Funeral Home Operations:
Revenues	$9,593	$10,853	$21,073	$22,186
Operating costs and expenses	(9,274)	(9,194)	(19,049)	(18,535)
Depreciation and amortization	(434)	(423)	(866)	(854)
Segment operating profit	$(115)	$1,236	$1,158	$2,797
Reconciliation of segment operating profit to net loss from continuing operations:
Cemetery Operations	$5,339	$14,672	$13,358	$26,331
Funeral Home Operations	(115)	1,236	1,158	2,797
Total segment profit	5,224	15,908	14,516	29,128
Corporate overhead	(12,806)	(9,534)	(24,619)	(19,075)
Corporate depreciation and amortization	(161)	(99)	(356)	(194)
Loss on sale of businesses and other impairments	(43)	(2,220)	(43)	(2,220)
Other (losses) gains	(15)	69	(15)	69
Interest expense	(9,279)	(9,977)	(18,565)	(20,450)
Loss on debt extinguishment	—	(40,128)	—	(40,128)
Income tax (expense) benefit	(181)	9,736	(413)	11,412
Net loss from continuing operations	$(17,261)	$(36,245)	$(29,495)	$(41,458)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$3,019	$1,345	$4,963	$3,058
Funeral Home Operations	497	35	1,090	96
Corporate	26	207	91	207
Total capital expenditures	$3,542	$1,587	$6,144	$3,361

	June 30, 2022	December 31, 2021
BALANCE SHEET DATA:
Assets:
Cemetery Operations	$1,564,546	$1,506,504
Funeral Home Operations	132,364	128,590
Corporate	101,125	106,050
Total assets	$1,798,035	$1,741,144
Goodwill:
Cemetery Operations	$5,444	$—
Funeral Home Operations	1,330	—
Total goodwill	$6,774	$—

15.
SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the unaudited condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Company’s unaudited condensed consolidated statements of cash flows (in thousands):

	Six months ended June 30,
	2022	2021
Accounts Receivable
Pre-need/at-need contract originations (sales on credit)	$(71,792)	$(68,390)
Cash receipts from sales on credit (post-origination)	58,719	56,868
Changes in accounts receivable, net of allowance	$(13,073)	$(11,522)
Customer Contract Liabilities
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$91,425	$90,108
Withdrawals of realized income from merchandise trusts during the period	8,538	8,018
Pre-need/at-need contract originations (sales on credit)	71,792	68,390
Undistributed merchandise trust investment earnings, net	12,996	11,406
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(7,299)	(5,088)
Recognized maturities of customer contracts collected as of end of period	(108,411)	(110,984)
Recognized maturities of customer contracts uncollected as of end of period	(17,280)	(16,198)
Changes in customer contract liabilities	$51,761	$45,652

16.
RELATED PARTIES

At June 30, 2022, Axar beneficially owned 74.7% of the Company’s outstanding Common Stock, which constituted a majority of the Company’s outstanding Common Stock. As a result, the Company is a “controlled company” within the meaning of NYSE corporate governance standards. For discussion of certain risks and uncertainties attributable to the Company being a controlled company, see Part I, Item 1A. Risk Factors of the Company’s Annual Report. For discussion on the security ownership of certain beneficial owners, directors and executives of the Company, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of the Annual Report.

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

On April 19, 2022, Axar, at the request of the Trust Committee, agreed to terminate the Agreement effective immediately. In connection with the termination, Axar also agreed to waive all fees payable to Axar under the Agreement for the period from January 1, 2022 though the termination date, which amounted to $219,000. During the three and six months ended June 30, 2021, Axar received fees of $103,000 and $172,000, respectively. The termination was requested by the Trust Committee following its review of certain investments by the Company’s trusts recommended by Axar under the Agreement in which Axar had an interest, as more fully described in the Company’s Annual Report. In connection with the termination, the Trust Committee authorized Cornerstone to engage Cambridge Associates LLC, which is also a subadvisor to Cornerstone, to resume providing the administrative and other investment advisory services it had previously furnished to Cornerstone prior to the assumption of such responsibilities by Axar under the Agreement.

Nomination and Director Voting Agreement

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

Merger Agreement

On May 24, 2022, the Company, Axar Cemetery Parent Corp., a Delaware corporation (“Parent”), and Axar Cemetery Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein and in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), the Company, Parent and Merger Sub intend to enter into a transaction pursuant to which Merger Sub will be merged with and into the Company (the “Merger,” and, collectively with the other transactions contemplated in the Merger agreement, the “Transactions”), with the Company surviving the Merger and becoming a wholly-owned subsidiary of Parent as a result of the Merger.

Merger Consideration

At the effective time of the Merger (the “Effective Time”), each Share issued and outstanding immediately prior to the Effective Time, other than any Excluded Shares and any Dissenting Shares (as such terms are defined in the Merger Agreement), will be converted into the right to receive $3.50 in cash per Share without interest (the “Merger Consideration”). All Shares that are converted into the right to receive the Merger Consideration will no longer be outstanding and will be automatically cancelled and cease to exist as of the Effective Time. All Excluded Shares that are held by the Company will be automatically cancelled and cease to exist as of the Effective Time, without any conversion thereof and no payment or distribution will be made with respect thereto. All Excluded Shares that are Axar Shares and that are issued and outstanding immediately prior to the Effective Time will be converted into one validly issued, fully paid and non-assessable share of common stock, par value $0.01 per share, of the Surviving Corporation (as such term is defined in the Merger Agreement). “Axar Shares” means Shares held by any of Parent, AC Holdings, Merger Sub, any other direct or indirect Subsidiary of Parent or any Axar Vehicle (as such term is defined in the Merger Agreement).

At the Effective Time, (i) outstanding Company Phantom Units (as such term is defined in the Merger Agreement) will be canceled and converted into the right to receive an amount in cash equal to the product of the Merger Consideration times the number of Shares subject to the award, and (ii) outstanding Company Restricted Shares (as such term is defined in the Merger Agreement) awarded under the Company Equity Plan will vest in full and be converted into the right to receive the Merger Consideration under the same terms and conditions as apply to the receipt of the Merger Consideration by holders of Shares generally.

With respect to Company Options subject to Company Employee Option Awards (as such terms are defined in the Merger Agreement), (A) 50% of the Company Options will be canceled in consideration for the right to receive a lump sum cash payment with respect thereto equal to the product of: (1) the excess, if any, of the Merger Consideration over the applicable exercise price of the applicable Company Employee Option Award, times (2) the number of Shares subject to such Company Options that are cancelled, less any required withholding taxes; and (B) the remaining Company Options will be assumed by Parent and converted into fully vested options to purchase (on the same terms and conditions as were applicable to such Company Options pursuant to the Company Equity Plan and the Company Employee Option Award prior to the Effective Time) that number of Parent Shares equal to the number of Shares subject to such Company Option immediately prior to the Effective Time with an exercise price equal to the exercise price applicable to such Company Option immediately prior to the Effective Time divided by the Option Exchange Ratio (as defined in the Merger Agreement).

The Merger Agreement was entered into following receipt of a proposal from Axar (as such term is defined in the Merger Agreement) on September 22, 2021 (the “Proposal”), in which Axar expressed interest in pursuing discussions concerning strategic alternatives that might be beneficial to the Company and its various stakeholders. After receiving the Proposal, the Board of Directors of the Company (the “Board”) authorized the Conflicts Committee of the Board (the “Conflicts Committee”), consisting entirely of independent directors, to engage in the discussions contemplated by the Proposal, including the authority to engage in discussions concerning and to negotiate the terms and provisions of strategic alternatives. The Conflicts Committee engaged separate financial and legal advisors and over the course of the last several months has negotiated the terms and conditions of Axar’s proposal to acquire all outstanding shares not owned by Axar and its Affiliates (as such term is defined in the Merger Agreement). At a meeting held on May 21, 2022, the Conflicts Committee approved the Merger Agreement in substantially the form subsequently executed and, based on the opinion of its independent financial advisor, Kroll, LLC, operating through its Duff & Phelps Opinions Practice (“Duff & Phelps”), concluded that the consideration payable in the Merger was fair, from a financial perspective, to the Company and its stockholders (other than the holders of the Excluded Shares and Insider Shares, as “Insider Shares” is defined in the Merger Agreement) and unanimously recommended to the Board that it approve the Merger Agreement and the Merger.

The Board, acting on the unanimous recommendation of the Conflicts Committee, (i) determined that the Merger Agreement and the Transactions were fair to, and in the best interest of, the Company and its stockholders, (ii) approved the execution, delivery and performance by the Company of the Merger Agreement and the consummation of the Transactions and (iii) resolved to recommend that the stockholders of the Company tender their Shares to Purchaser pursuant to the Offer. All of the directors of the Company approved the transaction other than Andrew Axelrod, who was not present at the meeting.

Stockholders of the Company will be asked to vote to approve and adopt the Merger Agreement at a stockholders’ meeting that will be held on a date to be announced. A condition to the consummation of the Merger is the approval and adoption of the Merger by the affirmative vote of (i) the holders of at least a majority of the issued and outstanding Shares and (ii) the holders of at least a majority of the issued and outstanding Shares other than the Axar Shares and the Shares held by the Board and the officers of the Company and their respective immediate family members (clauses (i) and (ii), the “Requisite Company Vote”), in each case in accordance with the Company’s certificate of incorporation and bylaws and Delaware law.

Representations, Covenants and Conditions to Closing

The Merger Agreement includes certain representations, warranties and covenants of the Company, on one hand, and Parent and Merger Sub on the other, including certain restrictions with respect to the Company’s business between the date of the Merger Agreement and the consummation of the Merger.

The Company, Parent and Merger Sub also agreed to use their respective reasonable best efforts to take, or cause to be taken, all appropriate actions, and to do, or cause to be done, all things necessary, proper or advisable under applicable Laws or otherwise to consummate and make effective the Transactions. The Company, Parent, and Merger Sub also agreed, upon request by any other party, to furnish such other party with all information concerning itself, its Affiliates, directors, officers and stockholders and such other matters as may be reasonably necessary or advisable in connection with the Proxy Statement (as defined in the Merger Agreement), the Schedule 13E-3 or any other statement, filing, notice or application made by or on behalf of Parent, Merger Sub, the Company or any of their respective Affiliates to any third party or any Governmental Authority (as defined in the Merger Agreement) in connection with the Merger and the other Transactions.

Go-Shop Period

The Company agreed to a period (the “Go-Shop Period”) which commenced on the date of the Merger Agreement and ended 60 days thereafter, or July 23, 2022 (the “Go-Shop Period End Date”), during which time the Company and its representatives, acting at the direction and under the supervision of the Conflicts Committee, were permitted to solicit Competing Transactions (as defined in the Merger Agreement) and share information with potential bidders. After the Go-Shop Period End Date, the Company was required to cease discussions with other parties regarding a transaction except for Excluded Parties. “Excluded Parties” means third parties that had, prior to such date, made a bona fide written proposal for a Competing Transaction that the Conflicts Committee determined in good faith on or prior to the Go-Shop Period End Date, after consultation with its financial advisor and outside legal advisors, constituted or was reasonably likely to result in a Superior Proposal (as defined in the Merger Agreement). The Company was required, within two days of the Go-Shop Period End Date, to provide a list of Excluded Parties to Parent with the current terms of any acquisition proposal. During the Go-Shop Period, the Conflicts Committee’s financial advisor contacted five potential strategic buyers and 32 potential financial buyers that the Conflicts Committee and its financial advisor believed could have an interest in reviewing the opportunity and had the financial ability to pursue a potential strategic transaction with the Company. None of the parties contacted entered into a confidentiality agreement with the Company or otherwise pursued a transaction that would be an alternative to the Merger. Now that the Go-Shop Period End Date has passed, the Company is not permitted to solicit potential bidders.

No Solicitation

The Company has also agreed that after the Go-Shop Period End Date, the Company will, and will cause each of the Company Subsidiaries and each of its and their Representatives to, immediately cease and cause to be terminated any existing solicitation of, or discussions or negotiations with, any Third Party (as defined in the Merger Agreement), other than Excluded Parties, relating to any Competing Transaction or any inquiry, discussion, offer or request that could reasonably be expected to lead to a Competing Transaction. Additionally, the Company will, as promptly as possible, request each Third Party (other than any Excluded Party) that has previously executed a confidentiality or similar agreement in connection with its consideration of a Competing Transaction to return to the Company or destroy any non-public information previously furnished or made available to such person or any of its Representatives by or on behalf of the Company or its Representatives in accordance with the terms of the confidentiality agreement in place with such person.

Pursuant to the Merger Agreement, “Superior Proposal” means: a written, bona fide offer that did not result from a breach of the Merger Agreement made by a person with respect to a Competing Transaction that the Conflicts Committee determines, in its good faith judgement (after (a) consultation with its financial advisor and outside legal counsel and (b) taking into consideration all terms and conditions relating to such offer, including all legal, financial, regulatory and other aspects of such offer, including the likelihood and timing of consummation thereof, the identity of the person or group making the offer and any revisions to Axar’s offer made or proposed in writing pursuant to the Merger Agreement), to be more favorable to the Company and the stockholders (other than the holders of the Excluded Shares) from a financial point of view than the Merger. For purposes of the definition of “Superior Proposal,” each reference to “10%” or “20%”, as the case may be, in the definition of “Competing Transaction” is replaced with “50%”. For a Competing Transaction to constitute a Superior Proposal: (i) such Competing Transaction must not be subject to a financing condition; (ii) the Conflicts Committee must have reasonably concluded that the Person making such offer has the financial wherewithal (together with up to $10,000,000 in cash of the Company) necessary to perform its obligations thereunder and to consummate the transactions contemplated thereby (including the financial wherewithal to comply and/or cause the Company to comply with its obligations under Section 5.14 of the Indenture (as such term is defined in the Merger Agreement) in connection therewith); and (iii) any financing required by such Person in connection with the Competing Transaction is then supported by financing commitments that, if executed in connection with definitive documentation for a transaction, would be sufficient for such purposes.

Termination

The Merger Agreement contains certain termination rights for both the Company and Parent and Merger Sub. The Company will pay Parent a termination fee equal to 4% of the aggregate value of the Shares not owned by Axar Vehicles if: Parent terminates due to a Company breach of the Go-Shop or No Solicitation provisions; after the end of the Go-Shop Period, the Company terminates to enter into a Superior Proposal (as defined in the Merger Agreement) that Parent supports; or either party terminates, and, within six months thereafter, the Company enters into a Competing Transaction (as defined in the Merger Agreement) in which Axar participates. Further, the Company will pay Parent a 50% termination fee (i.e., equal to 2% of the aggregate value of the non-Axar shares) if: before the end of the Go-Shop Period, the Company terminates to enter into a Superior Proposal that Parent supports; or the Company terminates due to a Change in Company Recommendation in connection with an Intervening Event. No Termination Fee is payable if the Company terminates the Merger Agreement upon a change in recommendation in connection with a Superior Proposal that is not supported by Parent.

Co-Investments with Axar and its Affiliates

Investment in Shoe Retailer Debt Facility

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

Purchase of Nevada Company Shares

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

Hotel Fund Loan Agreement

On May 17, 2021, the Company's trusts entered into a Loan Agreement with a hotel investor and developer and certain of its subsidiaries (collectively, the “Hotel Fund”), which was amended and restated on October 12, 2021 (such agreement, as so amended and restated, the “Hotel Fund Loan Agreement”) and subsequently amended on December 13, 2021, March 7, 2022 and April 19, 2022. Pursuant to the Hotel Fund Loan Agreement, our trusts provided a $33.2 million mezzanine loan to the Hotel

Fund on May 19, 2021 as part of a $162.2 million loan facility originated by an unaffiliated loan fund. The participation by our trusts was based on the recommendation of Axar under the Subadvisor Agreement. As part of the same transaction, funds and other accounts affiliated with or managed by Axar loaned $10.0 million to the Hotel Fund on the same terms as the trusts’ loans, representing the balance of the $43.2 million mezzanine loan, and our trusts and the Axar funds and accounts each received an origination fee equal to 4% of their respective loan amounts. The principal amount of these loans is payable on October 12, 2023, subject to acceleration under the circumstances described in the Hotel Fund Loan Agreement, and bear interest at an adjustable rate equal to one-month LIBOR plus a spread. On February 15, 2022, the administrative agent for the lenders under the Hotel Fund Loan Agreement delivered a reservation of rights letter to the Hotel Fund with respect to the Hotel Fund’s apparent failure to comply with several covenants in the Hotel Fund Loan Agreement, none of which related to payment of amounts due to the lenders. As of June 30, 2022, the interest rate was 19.07%. In April 2022 in connection with an amendment of the Hotel Fund Loan Agreement pursuant to which Axar committed to provide an additional $4.5 million loan discretionary subfacility to the Hotel Fund (our trusts did not participate in this subfacility), Axar and our trusts agreed to have the interest payable on the mezzanine loan in April, May and June 2022 paid in kind. The terms of the subfacility are generally the same as the existing loan and are secured pari passu by the same collateral. An additional amendment, to extend the capitalization period through September 2022, is currently being negotiated. The prior amendments have also provided for the Hotel Fund's cooperation in a sale process of its real estate properties, the appointment of a chief administrative officer and the appointment of an independent financial advisor. Through June 30, 2022, the Company's trusts have received cash interest in the aggregate amount of $7.7 million on this loan from an interest and expense reserve account established for that purpose, and additional interest in the form of an additional $1.6 million in principal of the loan, collectively representing all interest payable to the Company’s trusts under the Hotel Fund Loan Agreement. The Hotel Fund owns its properties in subsidiaries, certain of which are subject to underlying financing arrangements. One of these financing arrangements is currently in default. The Hotel Fund is currently in the process of having its properties marketed for sale, either through brokers or through auction process, or is considering such steps or alternative steps (such as a refinancing in certain cases).

Holdco Loan Assignment

On September 27, 2021, our trusts entered into an Assignment and Acceptance Agreement (the “Holdco Loan Assignment”) with an insurance holding company (“Holdco”) and Holdco’s then current lender (the “Initial Lender”) pursuant to which the Initial Lender agreed to assign to our trusts all of its rights, duties and obligations under a Loan Agreement dated as of July 9, 2019 between the Initial Lender and Holdco (the “Holdco Loan Agreement”). The Initial Lender had previously declared Holdco in default under the terms of the Holdco Loan Agreement. At the closing of the transactions contemplated by the Holdco Loan Assignment on October 6, 2021, our trusts paid the Initial Lender $28.7 million in cash, which equaled the then outstanding principal balance of the loan under the Holdco Loan Agreement (the “Holdco Loan”). The Company was not affiliated with either Holdco or the Initial Lender and Axar has represented to Cornerstone that it did not control and was not an affiliate of either Holdco or the Initial Lender. Also on September 27, 2021, our trusts and Holdco entered into the First Amendment to Loan Agreement (the “Amended Holdco Loan Agreement”) pursuant to which, among other changes, the defaults asserted by the Initial Lender were waived and the interest rate on the Holdco Loan was increased from 10%, all of which had been payable in kind by increasing the principal balance of the loan, to 15%, of which 10% continued to be payable in kind and 5% was payable in cash. In addition, the Amended Holdco Loan Agreement accelerated the maturity of the Holdco Loan to the earliest of the first anniversary of the closing (subject to a six month extension at the request of Holdco with the consent of our trusts) and the occurrence of certain other events described further below. As of June 30, 2022, the interest rate on the Holdco Loan remained at 15%. Through June 30, 2022, the trusts have received cash interest in the aggregate amount of $1.6 million on the Holdco Loan and additional interest in the form of an increase in the principal balance of the Holdco Loan in the amount of $2.2 million, representing all interest payable to our trusts under the Amended Loan Agreement.

Also on September 27, 2021, Axar entered into a letter agreement with Holdco (the “Transaction Letter Agreement”) pursuant to which Holdco agreed, in order to induce Axar to enter into the Amended Holdco Loan Agreement, that it would, if requested by Axar, enter into an agreed-upon form of purchase agreement for the sale of the outstanding capital stock of its wholly-owned insurance company subsidiary (the “Holdco Subsidiary”) to Axar for a purchase price of $100 million, subject to certain conditions including completion by Axar of a customary due diligence investigation and regulatory approval of the transaction by the state insurance regulator. Recently, Axar advised us that the state insurance regulators had advised Axar that regulatory approval of the transaction between Axar and Holdco would not be granted because the contemplated purchase price included a $40 million note to be issued to Holdco, and, as a result, after further negotiations, that Holdco and Axar entered into a purchase agreement dated January 20, 2022, which provided for a cash purchase price of $75 million, less the outstanding amounts owed to our trusts under the Amended Holdco Loan Agreement and a fee that remained payable to the Initial Lender. Axar has advised us that the primary regulatory approval for the sale to Axar under the purchase agreement was received on July 25, 2022, but that other less material approvals remain outstanding. Because the Holdco Loan is secured by the stock of the Holdco Subsidiary, the Holdco Loan is required to be repaid in full upon the sale of the stock of the Holdco Subsidiary to Axar or any third party.

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

17.
SUBSEQUENT EVENTS

Note Purchase Agreement and Release

On July 20, 2022, the Company, Fortmore LLC (the “LLC”), certain affiliates (the “Fortress Purchasers”) of Fortress Capital Advisors LLC (“Fortress”) and certain holders of the Company’s 8.500% Senior Secured Notes due 2029 (the “Company Notes”) who were not affiliated with either the Company or Fortress (the “Sellers”) entered into a Note Purchase Agreement and Release (the “Purchase Agreement”) pursuant to which the LLC and the Fortress Purchasers (collectively, the “Purchasers”) agreed to purchase $100.0 million principal amount of Company Notes held by the Sellers for an aggregate purchase price equal to 100% of the principal amount thereof plus all accrued and unpaid interest thereon. The final settlement of the transactions contemplated by the Purchase Agreement occurred on July 26, 2022. The Fortress Purchasers collectively purchased $65.0 million of such Company Notes and the LLC purchased $35.0 million of such Company Notes.

On July 20, 2022, the Company and separate affiliates (the “Fortress Equity Entities”) of Fortress entered into an Amended and Restated LLC Agreement (the “Operating Agreement”) of the LLC. The LLC was capitalized for the purpose of acquiring and holding $35.0 million principal amount (the “LLC Notes”) of Company Notes pursuant to the Purchase Agreement. The Operating Agreement is described in more detail below.

The Sellers had raised certain issues based on disclosures included in Item 13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including issues relating to compliance by the Company with certain covenants under the Indenture dated as of May 11, 2021 pursuant to which the Company Notes were issued (the “Indenture”) and the adequacy of the disclosures by the Company in the offering materials pursuant to which the Company Notes were offered and sold. Throughout its discussion with the Sellers, the Company was and remains firmly convinced that there was no merit to the issues raised by the Sellers. However, in the interest of avoiding additional cost as well as distraction and disruption of its management, the Company agreed to facilitate the consummation of the transactions contemplated by the Purchase Agreement but does not intend to facilitate the purchase of other Company Notes in any similar transactions. In connection with closing under the Purchase Agreement, the Company also agreed to have its entire $42.7 million capital contribution to the LLC used as part of the purchase price paid to the Sellers and to reimburse the Sellers for certain legal fees. In consideration for the purchase of the Sellers’ Company Notes and the reimbursement of the Sellers’ legal fees, the Sellers acknowledged that there was no merit to the issues they had raised. The Sellers and the Company also exchanged mutual releases. In connection with the consummation of the transactions contemplated by the Purchase Agreement and the Operating Agreement, the Company expects to record debt extinguishment of $35.0 million on its balance sheet as of September 30, 2022 and an expense of approximately $7.15 million on its consolidated statement of operations for the quarter ending September 30, 2022.

LLC Operating Agreement

As noted above, on July 20, 2022, the Company and the Fortress Equity Entities entered into the Operating Agreement. In connection therewith, the Company contributed $42.7 million in cash in exchange for 100% of the Class B interests in the LLC and the Fortress Equity Entities contributed an aggregate of $10,000 in cash in exchange for 100% of the Class A interests in the LLC.

The Operating Agreement provides that, so long as no Default or Event of Default (as such terms are defined in the Indenture) has occurred and is continuing, amounts received by the LLC in respect of the LLC Notes as (i) interest payments, (ii) any consent fee payments that may be payable pursuant to the Indenture or (iii) payments in connection with the redemption or purchase of the LLC Notes pursuant to the Indenture in excess of the principal amount of the LLC Notes so redeemed or purchased will be distributed to the Company as the sole holder of Class B interests (in such capacity, the “Class B Member”).

If any Fortress Notes (as hereinafter defined) are redeemed, retired, cancelled or exchanged or are otherwise no longer outstanding (subject to certain exceptions specified in the Operating Agreement), and the holders of such Fortress Notes do not receive payment of all principal, interest and fees payable thereon under the terms of the Indenture in connection with any such redemption, retirement, cancellation, exchange or other action, then any payments received by the LLC in respect of the LLC Notes will be distributed to the Fortress Equity Entities as the sole holders of Class A interests (in such capacity, the “Class A Members”), up to an amount equal to the excess of the amount of principal, interests and fees payable to the holders of such Fortress Notes under the Indenture in connection with any such redemption, retirement, cancellation, exchange or other action over the amount of principal, interest and fees received by such holders with respect to such Fortress Notes in connection with any such redemption, retirement, cancellation, exchange or other action.

For purposes of the Operating Agreement, “Fortress Notes” means all Company Notes held by Fortress and its affiliates as of the applicable date of determination. The Company anticipates that Fortress and its affiliates will collectively hold approximately $95.0 million in principal amount of Company Notes upon closing under the Purchase Agreement.

An affiliate of Fortress will be the sole manager of the LLC (the “Manager”) until the 91st day after the date on which no Fortress Notes remain outstanding and the LLC has made all distributions to the Class A Member as described above (the “Priority Payment Date”). Thereafter, the Company will become the sole Manager. Prior to the Priority Payment Date, the Manager is prohibited from taking or permitting the LLC to take certain fundamental actions specified in the Operating Agreement without the prior written consent of the Class B Member, which consent may not be unreasonably withheld, conditioned or delayed. On or after the Priority Payment Date, the LLC has the right to repurchase the Class A Members’ interests in the LLC for a purchase price equal to the initial capital contribution made with respect thereto.

The LLC and certain affiliates of the holders of the Fortress Notes separately entered into an Option and Repurchase Agreement on July 20, 2022 (the “Option Agreement”) under which (i) the LLC was granted an option to purchase up to $20 million in principal amount of Fortress Notes (the “Option”) for a purchase price equal to the sum of all accrued and unpaid interest thereon plus the greater of 100% of the principal amount of such Fortress Notes and the weighted average trading price for the Company Notes for the ten (10) consecutive trading days prior to exercise of the Option and (ii) the LLC was granted the option to purchase all outstanding Fortress Notes at any time prior to the Priority Payment Date during which the Notes Repurchase Condition (as hereinafter defined) is satisfied (the “Notes Repurchase Right”) for a purchase price equal to the amount that the Company would be required to pay to redeem such Fortress Notes under Section 3.07 of the Indenture (the “Notes Repurchase Price”). The “Notes Repurchase Condition” means that no distribution is required to be made to the Class A Member as described above and the LLC has available cash at least equal to the Notes Repurchase Price.

Under the Operating Agreement, the Class B Member has the right to make an additional capital contribution in an amount up to the Option Price and, if it does so, the LLC is obligated to exercise the Option to the extent of such contribution. At any time the Notes Repurchase Condition is satisfied and the Notes Repurchase Right is exercisable, the Class B Member has the right to instruct the LLC to exercise the Notes Repurchase Right and, if it does so, the LLC is obligated to exercise such Notes Repurchase Right.

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

BUSINESS OVERVIEW

We are one of the leading providers of funeral and cemetery products and services in the death care industry in the United States (“U.S.”). As of June 30, 2022, we operated 304 cemeteries in 24 states and Puerto Rico, of which 275 were owned and 29 were operated under leases, operating agreements or management agreements. We also owned, operated or managed 72 funeral homes in 15 states and Puerto Rico.

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

RECENT EVENTS

The following are key events and transactions that have occurred during 2022 that were material to us and/or facilitate an understanding of our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q:

•
Acquisitions. On January 31, 2022, we acquired two cemeteries in Virginia for cash consideration of $5.1 million and on May 10, 2022 we acquired two cemeteries in North Carolina for cash consideration of $0.3 million, pursuant to a definitive agreement signed on March 23, 2021 with Daly Seven, Inc. to acquire the four cemeteries for a total purchase price of $5.4 million, subject to customary working capital adjustments.

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

•
Divestitures. On April 22, 2022, we completed the Rhode Island Sale for a total cash price of $0.2 million, resulting in a loss on sale of $43,000 for the three and six months ended June 30, 2022.

On May 24, 2021, we completed the Missouri Sale for a total cash price of $0.7 million, resulting in a loss on sale of $1.7 million for the three and six months ended June 30, 2021.

•
Axar Merger Agreement. On May 24, 2022, we, Parent and Merger Sub, entered into the Merger Agreement. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein and in accordance with the DGCL, we, Parent and Merger Sub intend to enter into the Merger and the Transactions with the Company surviving the Merger and becoming a wholly-owned subsidiary of Parent as a result of the Merger. For further details of the Merger Agreement, see Note 16 Related Parties of Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report.
•
Note Purchase Agreement and Release, LLC Operating Agreement.
On July 20, 2022, we, the LLC, the Fortress Purchasers and certain holders of our 2029 Notes who were not affiliated with either us or Fortress entered into the Purchase Agreement pursuant to which the Purchasers agreed to purchase $100.0 million principal amount of the 2029 Notes held by the Sellers for an aggregate purchase price equal to 100% of the principal amount thereof plus all accrued and unpaid interest thereon. The final settlement of the transactions contemplated by the Purchase Agreement occurred on July 26, 2022. The Fortress Purchasers collectively purchased $65.0 million of such 2029 Notes and the LLC purchased $35.0 million of such 2029 Notes. On July 20, 2022, the Company and the Fortress Equity Entities entered into the Operating Agreement of the LLC. The LLC was capitalized for the purpose of acquiring and holding the LLC Notes pursuant to the Purchase Agreement. For further details, see Note 17 Subsequent Events of Part I, Item 1. Financial Statements (Unaudited) of this Quarterly Report.

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

Inflationary Trends

During the second quarter of 2022, we began to experience modest cost increases from our vendors on merchandise and goods due to the broader inflationary environment and global supply chain issues, and we expect these impacts to continue through the end of the year. The U.S. economy has recently experienced an increase in the rate of inflation, which has impacted many industries and sectors, causing consumers to face rising prices. This inflationary environment may negatively impact consumers and discretionary spending. We will continue to assess these impacts and take the appropriate steps, if necessary, to mitigate these cost increases, if possible.

RESULTS OF OPERATIONS

We have two distinct reportable segments, Cemetery Operations and Funeral Home Operations, which are supported by corporate costs and expenses.

Cemetery Operations

Overview

We are currently the one of the largest owners and operators of cemeteries in the U.S. As of June 30, 2022, we operated 304 cemeteries in 24 states and Puerto Rico. We owned 275 of these cemeteries, and we managed or operated the remaining 29 under leases, operating agreements or management agreements. Revenues from our Cemetery Operations segment accounted for approximately 88% and 87% of our total revenues for the three and six months ended June 30, 2022, respectively.

Operating Results

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following tables present operating results for our Cemetery Operations segment for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
			Variance
	2022	2021	$	%
Interments	$22,136	$22,906	$(770)	(3%)
Merchandise	19,744	17,787	1,957	11%
Services	18,370	17,698	672	4%
Interest income	1,742	2,261	(519)	(23%)
Investment and other	8,462	11,476	(3,014)	(26%)
Total revenues	70,454	72,128	(1,674)	(2%)
Cost of goods sold	12,519	12,435	84	1%
Cemetery expense	21,634	18,090	3,544	20%
Selling expense	17,289	14,776	2,513	17%
General and administrative expense	12,250	10,650	1,600	15%
Depreciation and amortization	1,423	1,505	(82)	(5%)
Total costs and expenses	65,115	57,456	7,659	13%
Segment operating profit	$5,339	$14,672	$(9,333)	(64%)

Cemetery interments revenues were $22.1 million for the three months ended June 30, 2022, a decrease of $0.8 million and 3% from $22.9 million for the three months ended June 30, 2021. The decrease resulted primarily from a decrease in pre-need revenues of $0.6 million and a decrease in at-need revenues of $0.3 million compared to the prior year period which experienced overall revenue growth attributable to the COVID-19 Pandemic. These decreases were offset by a $0.1 million increase due to lower cancellations and promotional discounts.

Cemetery merchandise revenues were $19.7 million for the three months ended June 30, 2022, an increase of $2.0 million and 11% from $17.8 million for the three months ended June 30, 2021. The increase resulted primarily from a $1.2 million increase in pre-need turning at-need revenues and an increase in at-need revenues of $$0.7 million.

Cemetery service revenues were $18.4 million for the three months ended June 30, 2022, an increase of $0.7 million and 4% from $17.7 million for the three months ended June 30, 2021. The increase resulted from a $0.4 million increase in pre-need turned at-need revenues and a $0.3 million increase in at-need revenues.

Investment and other income was $8.5 million for the three months ended June 30, 2022, a decrease of $3.0 million and 26% from $11.5 million for the three months ended June 30, 2021. The decrease was driven by a decrease in investment income associated with the perpetual care trust of $4.0 million, a decrease of $0.6 million in other income and a decrease of $0.5 million in RIA fees earned. These decreases were offset in part by an increase in investment income associated with the merchandise trust of $2.1 million.

Cost of goods sold was $12.5 million for the three months ended June 30, 2022, an increase of $0.1 million and 1% from $12.4 million for the three months ended June 30, 2021. As a percentage of cemetery revenue, cost of goods sold was 17.8% for the three months ended June 30, 2022, compared to 17.2% for the three months ended June 30, 2021.

Cemetery expenses were $21.6 million for the three months ended June 30, 2022, an increase of $3.5 million and 20% from $18.1 million for the three months ended June 30, 2021. The increase was due to a $2.4 million increase in repairs and maintenance expense as well as an increase of approximately $1.1 million in general expenditures, including costs associated with cemetery maintenance which had previously been outsourced to Moon.

Selling expenses were $17.3 million for the three months ended June 30, 2022, an increase of $2.5 million and 17% from $14.8 million for the three months ended June 30, 2021. As a percentage of cemetery revenue, selling expenses increased to 24.5% for the three months ended June 30, 2022 from 20.5% for the three months ended June 30, 2021, and included a $1.5 million increase in marketing and advertising expense and a $0.6 million increase in payroll expenses.

General and administrative expenses were $12.3 million for the three months ended June 30, 2022, an increase of $1.6 million and 15% from $10.7 million for the three months ended June 30, 2021. The increase was primarily the result of a $1.4 million increase in payroll and related costs, a $0.3 million increase in legal fees and a $0.1 million increase in insurance costs. These increases were offset by a $0.2 million decrease in other miscellaneous expenses.

Depreciation and amortization expenses were $1.4 million for the three months ended June 30, 2022, a decrease of $0.1 million and 5% from $1.5 million for the three months ended June 30, 2021. The decrease was due to routine depreciation and amortization of the associated asset base.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following tables present operating results for our Cemetery Operations segment for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
			Variance
	2022	2021	$	%
Interments	$43,291	$43,425	$(134)	(0%)
Merchandise	34,600	34,069	531	2%
Services	35,228	34,979	249	1%
Interest income	3,496	4,476	(980)	(22%)
Investment and other	23,336	22,159	1,177	5%
Total revenues	139,951	139,108	843	1%
Cost of goods sold	24,058	23,619	439	2%
Cemetery expense	43,813	36,251	7,562	21%
Selling expense	32,862	28,983	3,879	13%
General and administrative expense	23,003	20,843	2,160	10%
Depreciation and amortization	2,857	3,081	(224)	(7%)
Total costs and expenses	126,593	112,777	13,816	12%
Segment operating profit	$13,358	$26,331	$(12,973)	(49%)

Cemetery interments revenues were $43.3 million for the six months ended June 30, 2022, a decrease of $0.1 million and 0% from $43.4 million for the six months ended June 30, 2021. The decrease resulted from a decrease in at-need revenues of $0.7 million primarily related to a decline in death rates compared to the prior year period which was impacted by the COVID-19 Pandemic, which was partially offset by an increase in pre-need revenues of $0.2 million and an increase of $0.4 million associated with a decrease in cancellations and promotional discounts.

Cemetery merchandise revenues were $34.6 million for the six months ended June 30, 2022, an increase of $0.5 million and 2% from $34.1 million for the six months ended June 30, 2021. The increase resulted from a $1.1 million increase in pre-need turning at-need revenues and an increase of $0.1 million associated with a decline in cancellations and promotional discounts. These increases were partially offset by a decrease of $0.6 million in at-need revenues.

Cemetery service revenues were $35.2 million for the six months ended June 30, 2022, an increase of $0.2 million and 1% from $35.0 million for the six months ended June 30, 2021. The increase resulted from a $0.2 million increase in pre-need turning at-need revenues and an increase of $0.1 million associated with a decline in cancellations and promotional discounts.

Investment and other income was $23.3 million for the six months ended June 30, 2022, an increase of $1.2 million and 5% from $22.2 million for the six months ended June 30, 2021. The increase resulted from increases of $3.2 million in investment income associated with the merchandise trust, $0.4 million in RIA fees earned and $0.4 million in other income. These increases were offset in part by a decrease in investment income associated with the perpetual care trust of $2.8 million.

Cost of goods sold was $24.1 million for the six months ended June 30, 2022, an increase of $0.4 million and 2% from $23.6 million for the six months ended June 30, 2021. As a percentage of cemetery revenue, cost of goods sold was 17.2% for the six months ended June 30, 2022, compared to 17.0% for the six months ended June 30, 2021.

Cemetery expenses were $43.8 million for the six months ended June 30, 2022, an increase of $7.6 million and 21% from $36.3 million for the six months ended June 30, 2021. The increase was due to a $4.1 million increase in repairs and maintenance expense as well as an increase of approximately $4.0 million in general expenditures, including costs associated with cemetery maintenance which had previously been outsourced to Moon. These increases were offset partially by a $0.5 million decrease in real estate taxes.

Selling expenses were $32.9 million for the six months ended June 30, 2022, an increase of $3.9 million and 13% from $29.0 million for the six months ended June 30, 2021. As a percentage of cemetery revenue, selling expenses increased to 23.5% for the six months ended June 30, 2022 from 20.8% for the six months ended June 30, 2021, and included a $3.0 million increase in marketing and advertising expense and a $0.9 million increase in payroll expenses.

General and administrative expenses were $23.0 million for the six months ended June 30, 2022, an increase of $2.2 million and 10% from $20.8 million for the six months ended June 30, 2021. The increase was primarily the result of a $1.1 million increase in payroll and related expenses, a $0.6 million increase in legal fees, a $0.3 million increase in insurance costs and a $0.2 million increase in other miscellaneous expenses.

Depreciation and amortization expenses were $2.9 million for the six months ended June 30, 2022, a decrease of $0.2 million and 7% from $3.1 million for the six months ended June 30, 2021. The decrease was due to routine depreciation and amortization of the associated asset base.

Funeral Home Operations

Overview

As of June 30, 2022, we owned, operated or managed 72 funeral homes. These properties were located in 15 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 12% and 13% of our total revenues for the three and six months ended June 30, 2022, respectively.

Operating Results

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following tables present operating results for our Funeral Home Operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
			Variance
	2022	2021	$	%
Merchandise	$5,040	$5,449	$(409)	(8%)
Services	4,553	5,404	(851)	(16%)
Total revenues	9,593	10,853	(1,260)	(12%)
Merchandise	1,389	1,478	(89)	(6%)
Services	4,700	4,477	223	5%
Depreciation and amortization	434	423	11	3%
Other	3,185	3,239	(54)	(2%)
Total expenses	9,708	9,617	91	1%
Segment operating (loss) profit	$(115)	$1,236	$(1,351)	(109%)
Funeral home merchandise revenues were $5.0 million for the three months ended June 30, 2022, a decrease of $0.4 million and 8% from $5.4 million for the three months ended June 30, 2021. The decrease resulted from a $0.5 million decrease in at-need revenues, partially offset by a $0.1 million increase in pre-need turned at-need revenue.

Funeral home services revenues were $4.6 million for the three months ended June 30, 2022, a decrease of $0.9 million and 16% from $5.4 million for the three months ended June 30, 2021. The decrease was primarily due to a $0.5 million decrease in income recognized on the merchandise trust, a $0.3 million decrease in at-need revenues and a $0.3 million decrease in other funeral home revenues, offset partially by a $0.2 million increase in pre-need turned at-need revenues.

Funeral home expenses were $9.7 million for the three months ended June 30, 2022, an increase of $0.1 million and 1% from $9.6 million for the three months ended June 30, 2021. Funeral home services costs increased $0.2 million, partially offset by a $0.1 million decrease in funeral home merchandise costs.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following tables present operating results for our Funeral Home Operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
			Variance
	2022	2021	$	%
Merchandise	$11,085	$11,422	$(337)	(3%)
Services	9,988	10,764	(776)	(7%)
Total revenues	21,073	22,186	(1,113)	(5%)
Merchandise	3,021	3,139	(118)	(4%)
Services	9,457	9,138	319	3%
Depreciation and amortization	866	854	12	1%
Other	6,571	6,258	313	5%
Total expenses	19,915	19,389	526	3%
Segment operating profit	$1,158	$2,797	$(1,639)	(59%)

Funeral home merchandise revenues were $11.1 million for the six months ended June 30, 2022, a decrease of $0.3 million and 3% from $11.4 million for the six months ended June 30, 2021. The decrease was due to a $0.4 million decrease in at-need revenues, partially offset by an increase of $0.1 million in pre-need turned at-need revenues.

Funeral home services revenues were $10.0 million for the six months ended June 30, 2022, a decrease of $0.8 million and 7% from $10.8 million for the six months ended June 30, 2021. The decrease was primarily due to a $0.4 million decrease in at-need revenues, a $0.3 million decrease in income recognized on the merchandise trust and a $0.2 million decrease in other funeral home revenues, offset partially by a $0.1 million increase in pre-need turned at-need revenues.

Funeral home expenses were $19.9 million for the six months ended June 30, 2022, an increase of $0.5 million and 5% from $19.4 million for the six months ended June 30, 2021. Funeral home services costs increased $0.3 million or 3%. Other funeral home expenses increased $0.3 million, primarily driven by increases in costs associated with repairs and maintenance, cremations and insurance. These increases were partially offset by a decrease in funeral home merchandise costs of $0.1 million or 4%.

Corporate

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Corporate Overhead

Corporate overhead expense was $12.8 million for the three months ended June 30, 2022, an increase of $3.3 million and 34% from $9.5 million for the three months ended June 30, 2021. The increase was primarily related to a $1.6 million increase in non-legal professional fees, a $1.5 million increase in legal fees and a $0.2 million increase in payroll and related expenses.

Loss on Sale of Businesses and Other Impairments

For the three months ended June 30, 2022, we recorded a loss of $43,000 in connection with the Rhode Island Sale in April 2022. For the three months ended June 30, 2021, we recorded a loss of $2.2 million which consisted of a loss of $1.7 million in connection with the Missouri Sale in May 2021 and an impairment of $0.5 million related to property and equipment held for sale.

Interest Expense

Interest expense was $9.3 million for the three months ended June 30, 2022, a decrease of $0.7 million and 7% from $10.0 million for the three months ended June 30, 2021. The change was due to a decrease of $0.4 million related to a lower interest rate on the 2029 Notes compared to the 2024 Notes and a decrease of $0.3 million due to lower amortization of deferred financing fees.

Loss on Debt Extinguishment

For the three months ended June 30, 2022, there was no loss on debt extinguishment. For the three months ended June 30, 2021, we recorded a loss of $40.1 million related to the full redemption of the 2024 Notes, which was comprised of an early redemption fee of $18.5 million and the write-off of deferred financing fees and original issue discount of $21.6 million.

Income Tax Expense/Benefit

Income tax expense was $0.2 million for the three months ended June 30, 2022, compared to an income tax benefit of $9.7 million for the three months ended June 30, 2021. The income tax expense for the three months ended June 30, 2022 was primarily due to our inability to offset deferred tax benefits related to net operating losses against long life deferred tax liabilities for federal and state purposes. The income tax benefit for the three months ended June 30, 2021 was primarily due to the loss from continuing operations.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Corporate Overhead

Corporate overhead expense was $24.6 million for the six months ended June 30, 2022, an increase of $5.5 million and 29% from $19.1 million for the six months ended June 30, 2021. The increase was primarily related to a $2.2 million increase in non-legal professional fees, a $1.5 million increase legal fees, a $0.8 million increase in acquisition related costs, a $0.4 million increase in payroll and related expenses and a $0.6 million increase in other corporate overhead expenses.

Loss on Sale of Businesses and Other Impairments

For the six months ended June 30, 2022, we recorded a loss of $43,000 in connection with the Rhode Island Sale in April 2022. For the six months ended June 30, 2021, we recorded a loss of $2.2 million which consisted of a loss of $1.7 million in connection with the Missouri Sale in May 2021 and an impairment of $0.5 million related to property and equipment held for sale.

Interest Expense

Interest expense was $18.6 million for the six months ended June 30, 2022, a decrease of $1.9 million and 9% from $20.5 million for the six months ended June 30, 2021. The change was due to a decrease of $1.0 million due to lower amortization of deferred financing fees and a decrease of $0.9 million related to a lower interest rate on the 2029 Notes compared to the 2024 Notes.

Loss on Debt Extinguishment

For the six months ended June 30, 2022, there was no loss on debt extinguishment. For the six months ended June 30, 2021, we recorded a loss of $40.1 million related to the full redemption of the 2024 Notes, which was comprised of an early redemption fee of $18.5 million and the write-off of deferred financing fees and original issue discount of $21.6 million.

Income Tax Expense/Benefit

Income tax expense was $0.4 million for the six months ended June 30, 2022, compared to an income tax benefit of $11.4 million for the six months ended June 30, 2021. The income tax expense for the six months ended June 30, 2022 was primarily due to our inability to offset deferred tax benefits related to net operating losses against long life deferred tax liabilities for federal and state purposes. The income tax benefit for the six months ended June 30, 2021 was primarily due to the loss from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations, proceeds from asset sales and the remaining proceeds from the sale of the 2029 Notes. In addition, we anticipate entering into a $60 million senior secured revolving credit facility in August 2022 to provide additional liquidity. Our primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds, debt service and acquisitions. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution related, which will reduce the amount of additional borrowings or asset sales needed.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated statements of cash flows by class of activities in thousands:

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$6,551	$(1,567)
Net cash (used in) provided by investing activities	(24,266)	3,217
Net cash provided by financing activities	677	45,233

Significant Sources and Uses of Cash During the Six Months Ended June 30, 2022 and 2021

Operating Activities

Net cash provided by operating activities was $6.6 million for the six months ended June 30, 2022 as compared to net cash used in operating activities of $1.6 million during the six months ended June 30, 2021. The $8.1 million change in operating cash flows was primarily due to the change in working capital items which resulted in a net increase in operating cash flows of $42.1 million, offset in part by a decrease of $34.0 million resulting from an increase in net loss excluding non-cash items.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $24.3 million as compared to net cash provided by investing activities of $3.2 million for the six months ended June 30, 2021. The net cash used in investing activities for the six months ended June 30, 2022 was attributable to the cash paid for acquisitions of $18.3 million and capital expenditures for purchases and maintenance of property, plant and equipment of $6.1 million. Net cash provided by investing activities during the six months ended June 30, 2021 was attributable to proceeds from divestitures of $6.6 million, partially offset by capital expenditures for purchases and maintenance of property, plant and equipment of $3.4 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $677,000 as compared to $45.2 million for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2022 was primarily due to proceeds from borrowings for financed insurance policies, which was offset by debt and finance lease payments. Net cash provided by financing activities for the six months ended June 30, 2021 was primarily due to proceeds from the issuance of the 2029 Notes offset partially by the full redemption of the 2024 Notes and the related early redemption fee and costs of financing.

The following table summarizes maintenance and expansion capital expenditures for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Maintenance capital expenditures	$1,984	$755	$3,392	$1,042
Expansion capital expenditures	1,558	832	2,752	2,319
Total capital expenditures	$3,542	$1,587	$6,144	$3,361

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

For the six months ended June 30, 2022 and 2021, we had $102.5 million and $99.5 million, respectively, of cash receipts from sales attributable to related bond contracts. These amounts do not consider reductions associated with taxes, obtaining costs or other costs.

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

INTEREST-BEARING INVESTMENTS

The interest-bearing investments in our merchandise trusts and perpetual care trusts that are subject to interest rate sensitivity consist of fixed-income securities, money market investments and other short-term investments. As of June 30, 2022, the accumulated fair value of the interest-bearing investments in our merchandise trusts and perpetual care trusts was $33.6 million and $13.4 million, respectively, or 5.6% and 3.8% of the fair value of our total trust assets, respectively.

MARKETABLE EQUITY SECURITIES

The marketable equity securities in our merchandise trusts and perpetual care trusts that are subject to market price sensitivity consist of individual equity securities as well as closed and open-ended mutual funds. As of June 30, 2022, the accumulated fair value of the marketable equity securities in our merchandise trusts and perpetual care trusts was $16.5 million and $9.3 million, respectively, or 2.7% and 2.7% of the fair value of our total trust assets, respectively.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 1 to 30 days, and private credit funds, which have lockup periods ranging from zero to fourteen years with four potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of June 30, 2022, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 88.4% and 91.8%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $534.7 million and $320.4 million in our merchandise trusts and perpetual care trusts, respectively, as of June 30, 2022, based on net asset value quotes.

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

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2022. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the on-going remediation associated with the material weaknesses in internal control over financial reporting described below.

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

D. Identification and disclosure of Related Party transactions:

The Company’s internal controls over the identification and disclosure of related party transactions were not designed appropriately and thus failed to operate effectively. More specifically, as noted in Note 17 Related Parties to our consolidated financial statements as of and for the year ended December 31, 2021, the Company identified various related party transactions in connection with its year-end financial closing procedures, which had not been timely identified by Cornerstone, the Company’s investment advisory subsidiary, or disclosed in our prior quarterly periods because Cornerstone did not have effective procedures in place to ensure that the information needed to analyze whether investment transactions it was recommending for our trusts constituted related party transactions was obtained and reviewed in a timely fashion.

Our management communicated the results of its assessment to the Audit Committee of the Board of Directors.

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that material weaknesses A through C referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of June 30, 2022. Management, with oversight from our Audit Committee, has identified and planned actions that we believe will remediate the material weaknesses A through C described above once fully implemented and operating for a sufficient period of time, and we will continue to devote significant time and attention, including internal and external resources, to these remedial efforts. For material weakness D, Management, in conjunction with the Trust and Compliance Committee, has implemented the following, as the primary remediation of this material weakness (subject to control operating effectiveness testing over a sufficient period of time):

•
Terminated the Subadvisor Agreement with Axar,
•
Developed a specific certification for Axar regarding affiliation or ownership in connection with any Cornerstone investment recommendations,
•
Appointed StoneMor’s Chief Compliance Officer and General Counsel as the second officer of Cornerstone who is required to review and approve all recommendations for investments over a certain dollar threshold, and
•
Provided training for Cornerstone employees.

For a more comprehensive discussion of Management’s remediation action plans refer to Item 9A., Disclosure Controls and Procedures, of our 2021 Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2022, we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been present at that time, and those remediation efforts remain ongoing. Other than as described above and in greater detail in the Item 9A., Disclosure Controls and Procedures, of our 2021 Annual Report on Form 10-K, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 26, 2022	205,311	$2.55	—	$—
May 26, 2022	209,588	$3.42	—	$—
June 2, 2022	58,548	$3.43	—	$—
Total	473,446	$3.04	—	$—
(1)
Represents shares withheld upon the exercise of options to purchase shares of the Company’s common stock under the Plan to satisfy exercise price and tax obligations in connection with such exercise and which thus may be deemed to have been repurchased by the Company.
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

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of May 24, 2022, by and among StoneMor Inc., Axar Cemetery Parent Corp., and Axar Cemetery Merger Corp.	8-K	2.1	May 25, 2022

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Joseph M. Redling, President and Chief Executive Officer

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Joseph M. Redling, President and Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Jeffrey DiGiovanni, Chief Financial Officer and Senior Vice President

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR INC.

Date: August 12, 2022	By:	/s/ Joseph M. Redling
Joseph M. Redling
President and Chief Executive Officer

Date: August 12, 2022	By:	/s/ Jeffrey DiGiovanni
Jeffrey DiGiovanni
Senior Vice President and Chief Financial Officer